Form 10-Q
period 2010-12-31
HOTELPLACE, INC.
filed 2011-01-26
CIK 1499034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2010

OR

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                to

Commission file number  333-168925

HotelPlace, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3015109
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

4616 Florida Street, Suite 19, San Diego, CA 92116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    760-579-1088

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of all communications should be sent to:

Gary B. Wolff, P.C.

488 Madison Avenue, Suite 1100

New York, New York 10022

212-644-6446

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  X . No      .

The number of shares of the registrant’s common stock outstanding as of January 26, 2011 was 12,800,000 shares.

HOTELPLACE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (Unaudited)

	HotelPlace, Inc.

	Balance Sheets of HotelPlace, Inc. at December 31, 2010 (unaudited) and June 30, 2010 (sudited)	3

	Statements of Operations of HotelPlace, Inc. for the Three Months ended December 31, 2010, for the Six Months ended December 31, 2010, and for the period from Inception (June 23, 2010) through December 31, 2010 (unaudited)	4

	Statement of Stockholders’ Equity of HotelPlace, Inc. for the Six Months ended December 31, 2010 and for the period from Inception (June 23, 2010) through December 31, 2010 (unaudited)	5

	Statement of Cash Flows of HotelPlace, Inc. for the Six Months ended December 31, 2010 and for the period from Inception (June 23, 2010) through December 31, 2010 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		25

PART I. FINANCIAL INFORMATION.

ITEM 1. INTERIM FINANCIAL STATEMENTS

HOTELPLACE, INC.

(a Development Stage Company)

Balance Sheets

	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$847	$-
Accounts receivable	3	-
TOTAL CURRENT ASSETS	850	-

OTHER ASSETS:
Websites – Domain names (net)	5,000	6,000
Deferred offering costs	5,653	-
TOTAL OTHER ASSETS	10,653	6,000
TOTAL ASSETS	$11,503	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$755	$-
Loans – related parties	6,850	-
TOTAL LIABILITIES	7,605	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,800,000 shares issued and outstanding	12,800	12,800
Deficit accumulated during development stage	(8,902)	(6,800)
TOTAL STOCKHOLDERS’ EQUITY	3,898	6,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,503	$6,000

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the three months ended December 31, 2010	For the six months Ended December 31, 2010	For the period June 23, 2010 (inception) Through December 31, 2010
Revenue	$1	$3	$3

Expenses:
Administrative expenses	693	1,605	1,605
Organization expenses	-	500	7,300
Total Expenses	693	2,105	8,905

Loss before provision for income taxes	(692)	(2,102)	(8,902)

Provision for income tax	-	-	-

Net loss	$(692)	$(2,102)	$(8,902)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	12,800,000	12,800,000

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity

For the Period June 23, 2010 (inception) through June 30, 2010 (audited) and the Six Months Ended December 31, 2010 (unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Deferred Offering Costs	Deficit Accumulated During development stage	Total
Balance – June 23, 2010 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued to acquire websites and domain names	6,000,000	6,000				6,000
Shares issued for services	6,800,000	6,800				6,800
Net loss – for the period June 23, 2010 (inception) though June 30,2010					(6,800)	(6,800)
Balance – June 30, 2010	12,800,000	12,800	-	-	(6,800)	6,000
Net loss – for the six months ended December 31, 2010				-	(2,102)	(2,102)
Balance – December 31, 2010 (unaudited)	12,800,000	$ 12,800	$ -	$ -	$ (8,902)	$3,898

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Statements of Cash Flows

 (unaudited)

	For the six months ended December 31, 2010		For the period June 23, 2010 (inception) through December 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,102)		$(8,902)
Amortization	1,000		1,000
Shares issued for organizational expense	-		6,800
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(3)		(3)
Change in accrued expenses	755		755
Change in deferred expenses	(5,653)		(5,653)
Net Cash Provided (Used in) by Operating Activities	(6,003)		(6,003)

CASH FLOW FROM FINANCING ACTIVITIES
Loan from related parties	6,850		6,850
CASH FLOW FROM INVESTING ACTIVITIES	-		-
CHANGE IN CASH	847		847
CASH AT BEGINNING OF PERIOD	-		-
CASH AT END OF PERIOD	$847		$847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$
Income taxes	$-	$
Non-cash investing and financing activities:
Stock issuance for acquiring websites and domain names	$-		$6,000

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

December 31, 2010

NOTE 1 – ORGANIZATION

HotelPlace, Inc. was incorporated under the laws of the State of Nevada on June 23, 2010. The Company issued 6,500,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation and issued an additional 300,000 shares to its other director. Following its formation, the Company issued 6,000,000 shares of its common stock to Domain Media, LLC, an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names. Domain Media paid approximately $6,000 to outside consultants to develop the websites. The acquisition was valued at $6,000.

The Company has generated limited revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The Company provides Internet search and advertising services that facilitate access to hotel and travel information on the Internet relevant to key geographic locations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period ended June 30, 2010 and notes thereto contained in our Form S-1 Amendment #3 declared effective on January 4th, 2011.

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30, year-end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

e. Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  period presented of  the deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

g. Advertising

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

h. Website and Related Software Costs

Certain direct purchase and related development costs associated with websites and related software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as property and equipment and will be amortized over a period of three beginning when the asset is ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

For the period ended December 31, 2010 we recognized $1,000 in amortization expense as our Websites/Domain Names were placed in service and began to generate limited revenue.

i. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had limited working capital and a deficit accumulated during the development stage of $8,902 at December 31, 2010.  As of December 31, 2010, we had generated limited revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On June 24, 2010, the Company issued 6,500,000 shares of its common stock to its incorporator, chief executive officer and president for organization costs/services and issued an additional 300,000 shares to its sole outside director for services rendered. These services were valued at $6,500 and $300, respectively. Following its formation, the Company issued 6,000,000 shares of our common stock to Domain Media, LLC, an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names. Domain Media, LLC paid approximately $6,000 to outside consultants to develop the various websites. The acquisition of the websites and/or domain names was valued at $6,000.

At December 31, 2010, there were 12,800,000 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTIES

The Company is obligated to certain professionals for costs related to its direct public offering. The Company’s sole officer and one his related companies have guaranteed the payment of these professional costs if the Company is not able to.

As of December 31, 2010 the Company received $6,850 in loan proceeds from two of our shareholders in order to fund working capital expenses. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 6 – DEFERRED COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed.

NOTE 7 – INCOME TAXES

As of December 31, 2010, the Company had net operating loss carry forwards of $8,902 that may be available to reduce future years’ taxable income through 2030.

As of December 31, 2010

Deferred tax assets:
Net operating tax carry-forwards	$2,938
Other	-
Gross deferred tax assets	2,938
Valuation allowance	(2,938)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  STATEMENTS ABOUT OUR FUTURE EXPECTATIONS ARE "FORWARD-LOOKING STATEMENTS" AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE.  WHEN USED HEREIN, THE WORDS "MAY," "WILL," "SHOULD," "ANTICIPATE," "BELIEVE," "APPEAR," "INTEND," "PLAN," "EXPECT," "ESTIMATE," "APPROXIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS," IN THIS DISCLOSURE STATEMENT, AND ARE SUBJECT TO CHANGE AT ANY TIME.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS.  THIS FORM 10-Q DOES NOT HAVE ANY STATUTORY SAFE HARBOR FOR THIS FORWARD LOOKING STATEMENT.  WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT.

This Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”).  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

HP was incorporated under the laws of the State of Nevada on June 23, 2010, at which time it acquired websites and search engines from Domain Media, Inc. At November 22, 2010, we had one employee, our founder and president, Mr. Yonika and one outside, independent director, Mr. Pena. For the remainder of 2010, Mr. Yonika will devote at least five hours a week to us but may increase the number of hours as necessary.

The Company issued 6,500,000 shares of its common stock to Mr. Yonika at inception in exchange for organizational costs incurred upon incorporation and issued 300,000 shares to our other director, Mr. Pena. Following our formation, we issued 6,000,000 shares of our common stock to Domain Media, LLC, an unaffiliated entity, in exchange for 12 websites all of which are currently available online in various forms, and otherwise may be redeveloped during the next few months, with additional content and technology partners to provide online travel related service. Domain Media, LLC is owned and controlled by Christopher Kern.

HP is a development stage company and has no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our auditors indicated in their Report on our Financial Statements that “the Company has not established a source of revenue or financing, which raises substantial doubt about its ability to continue as a going concern.”

We will derive revenue from the sale of hotel accommodations, travel bookings and related travel services. In addition, we may derive revenue from various forms of advertising on our regional targeted websites with ads placed on our sites from large search engine companies such as Google and Yahoo and to small businesses that are seeking to purchase internet traffic from potential purchasers of the goods or services that the business owner is offering as well as affiliate based revenue from hotel and travel related bookings, and commissions on product sales.

The principal products and services that we will work with through banner ads and other advertising on our websites are:

▪

Hotels reservations & bookings,

▪

Air travel reservations & bookings,

▪

Car rental reservations & bookings,

▪

Vacation travel packages & bookings, and

▪

Touring packages & bookings.

Our principal sources of revenue will be:

▪

Pay per click (PPC) advertising from providers (PPC is an Internet advertising model used on websites, in which advertisers pay their host only when their ad is clicked. With search engines, advertisers typically bid on keyword phrases relevant to their target market. Content sites commonly charge a fixed price per click rather than use a bidding system);

▪

Banner advertising representing the placement of paid ads with links to the advertisers' websites (revenue code: baa);

▪

Affiliate revenue from a company, usually offered through an affiliate network such as ClickBank, Commission Junction, or the like whereby we receive a commission pursuant to the sale of a product or service that occurs from the traffic directed to their site (revenue code: aff);

▪

Sponsorship advertising – where we obtain a corporate sponsor to directly advertise on a section or our entire site (revenue code: spa); and

▪

Directory listings – local companies and service providers can pay to have a premium listing on our sites when the functionality of the directory listings is upgraded and offered into each one of our websites.

Each of the services described above may be found at any one of our geographically centric web destinations:

▪

HotelPlace.net – acts as the Company’s portal for Travel and Hotel bookings for its sister websites outlined below, as well as the Company’s corporate website. This site is live and operational. Can utilize upgrading. Revenue capabilities: ppc, aff, baa.

▪

HotelsInSanFran.com – live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa, spa.

▪

BestHotelsInNewYork.info - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

BestHotelsInCanada.com - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

BestHotelsInJapan.com - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

BestHotelsInMiami.com - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

BestHotelsInGermany.com - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

BestHotelsInFrankfurt.com - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

BestHotelsInSpain.com - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

BestHotelsInEngland.com - live and operational for hotel and travel bookings. Revenue capabilities: ppc, aff, baa

▪

HotelDealsOnline.info – initially ppc

▪

HotelRateFinder.info – initially ppc

We will arrange for fees either:

▪

by entering direct agreements with companies offering travel related services that provide an affiliate program, many of which can be done online or

▪

through a PPC marketing or internet advertising firm that specializes in Internet marketing and online advertising. We intend to use SEDO (“Search Engine for Domain Offers”) for our PPC marketing, and use IAN for our travel booking services and respective affiliate revenue source.

Our procedures may be referred to as parked domain monetization which is a technique used primarily by domain name registrars and Internet advertising publishers to monetize type-in traffic visiting a parked or minimally developed domain name. Type-in traffic is a term describing visitors landing at a web site by entering a keyword or phrase (with no spaces or a hyphen in place of a space) in the web browser's address bar (and adding .com or any other generic top-level domain or country code top-level domain). The domain name will usually go to a web page containing advertising listings and links. These links will be targeted to the predicted interests of the visitor and may change dynamically based on the results that visitors click on. Usually the domain holder is paid based on how many links have been visited (e.g. PPC) and on how beneficial those visits have been. The keywords for any given domain name provide clues as to the intent of the visitor before arriving.

We will work to negotiate agreements with websites and others to maximize banners and PPC arrangements. We have a number of key website names to be used for this purpose. We cannot predict the likelihood or timing of our success, however.

Timing

Since acquiring the 12 websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. When those procedures are done, which we believe will occur over the next two months, we will begin work to update and enhance our 12 websites. We will then need to commence introductory marketing to have initial advertisers on our sites. We believe that the work needed to complete and open each website will range from $30,000 to $50,000 per site if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we can open at least half of our websites in approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. There can be no way to estimate how much time would be required in that case. Our goal would be to have two websites up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Competition

We will compete with companies that provide both mainstream and specialty niche oriented travel sites, referral and affiliate programs and advertising services that are similar to our services. Many current and potential competitors have and can devote substantially greater resources to promotion, Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions. Existing providers of Web directories, search and information services or advertising solutions may continue to consolidate.

In addition, we cannot provide any assurance that another search service will not successfully offer a competitive affiliate/referral advertising service. We believe it is likely that there will be additional entrants to the affiliate/referral search market. These competitors will compete against us for affiliate arrangements. This competition could cause us to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates.

We will face competition for user traffic within the search marketplace, which affects the number of paid introductions on our service. If the users of these affiliates prefer the services offered by the competitors with whom we do not have a relationship, the businesses of our affiliates may suffer.

This may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one other, and this may make it difficult for us to develop some affiliate relationships.

We also compete with providers of pay-per-click search services and other search services, Internet service providers, other Web sites and advertising networks such as Double-Click, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers total advertising budgets. Accordingly, we may face increased pricing pressure for the sale of advertisements and direct marketing opportunities. This could have a material adverse effect on our business, operating results and financial condition.

We will compete using our ability to develop opportunities that we will be able to take advantage of quickly. However, we cannot predict the likelihood or timing for our success. No assurances can be given that our competitive strategy will have any success.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Operations

We were incorporated on June 23, 2010 and acquired our websites on June 24, 2010. All of the activity through June 30, 2010 and for the three and six months ended December 31, 2010 involved incorporation efforts, planning and acquiring the websites, as well as preparation for this Offering. We incurred minor costs to maintain the websites and realized revenue of $3 for traffic that visited our sites for the six-month period ended December 31, 2010.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We will provide Internet search and advertising services that facilitate access to hotel and travel information relevant to key geographic locations on the Internet. Our principal sources of revenue are anticipated to be:

•

Pay per click (PPC) advertising from providers;

•

Banner advertising representing the placement of paid ads with links to the advertisers' websites;

•

Affiliate revenue from a company, usually offered through an affiliate network such as ClickBank, Commission Junction, or the like whereby we receive a commission pursuant to the sale of a product or service;

•

Sponsorship advertising – where we obtain a corporate sponsor to directly advertise on a section or our entire site; and

•

Directory listings – local companies and service providers can pay to have a premium listing on our sites when the functionality of the directory listings is upgraded and offered into each one of our websites.

Each of the services described above will be found at any one of our geographically specific web destinations:

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum. The cost to house the various websites is collectively $75 per month. We will gradually introduce consulting services to improve our sites' positions in general search engine formulae.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

HP will pay all costs relating to this offering estimated at $65,000. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of HP until we are able to pay the full amount due either from revenues or loans from a related corporate entity. Absent sufficient revenues to pay these amounts within six months of the date of this prospectus, our president through a wholly-owned corporate entity has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when HP has the financial resources to do so. A formal written arrangement exists with respect to the related party’s commitment to loan funds for this purpose and, accordingly, the agreement between HP the related party corporation and our counsel (filed as Exhibit 10.1 to our Form S-1 filed August 19, 2010 (the “Registration Statement” inclusive of all amendments filed thereof)) is binding upon all parties.

Since acquiring the 12 websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our Registration Statement. When those procedures are done, which we believe will occur over the next two months, we will begin work to update and enhance our 12 websites. We will then need to commence introductory marketing to have initial advertisers on our sites. We believe that the work needed to complete and open each website will range from $30,000 to $50,000 per site if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we can open at least half of our websites in approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. To do this we would use friends and associates of management and freelance programmers and others who would work with us on a part-time basis. The freelancers will be people who help us after work at their principal places of employment and/or professionals who are temporarily unemployed. They will have the capabilities of doing the required tasks but will be unable to provide continuous time to the undertaking. There can be no way to estimate how much time or costs would be required in that case. If we are unable to raise any funds, the cash costs would have to be provided by our president to the extent that he is capable of providing funds. Our goal would be to have two websites up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the sites that we have acquired.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of HP because the shares may be issued to parties or entities committed to supporting existing management. HP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its Registration Statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at December 31, 2010.

As of December 31, 2010, we owed $6,850 in connection with an interest-free demand loan from two of our shareholders. The proceeds were used for basic working capital purposes.

Three month period ended December 31, 2010:

The Company had limited revenues in the amount of $1 for the three month period ended December 31, 2010.

General and administrative expenses for the three month period ended December 31, 2010 was $693. This consists of amortization expense of $500, website/domain costs of $145 and other administrative costs of $48. These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1 which have been recognized as an increase in our deferred offering costs. We anticipate as we expand our business operations as well as become a fully reporting company our costs will increase substantially.

Net loss per share for the three month period ended December 31, 2010 was $(0.00).

Six month period ended December 31, 2010:

The Company had limited revenues in the amount of $3 for the six month period ended December 31, 2010.

General and administrative expenses for the six month period ended December 31, 2010 was $2,105. This consists of amortization expense of $1,000, website/domain costs of $275, organization costs of $500, director costs of $200 and other administrative costs of $130. These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1 which have been recognized as an increase in our deferred offering costs. We anticipate as we expand our business operations as well as become a fully reporting company our costs will increase substantially.

Net loss per share for the six month period ended December 31, 2010 was $(0.00).

Liquidity and Capital Resources

As of December 31, 2010 the Company’s cash position remained limited with $847 in the bank.

At December 31, 2010 and March 31, 2010, the Company had a working capital deficit of approximately $6,755 and none, respectively. At December 31, 2010 we incurred $5,653 in deferred offering costs which will be offset against the offering proceeds which we expect to receive upon the closing of our offering. Subsequent to the period ending December 31, 2010 and through the date of this report, the law firm of Gary B. Wolff, PC has received as escrow agent to the Company approximately $7,000.00. We believe that within the next 10 business days that this offering will be complete and closed. The use of the funds will go towards additional costs with respect to our obtaining a trading symbol as well as other public company costs. We also expect that we will use some of those proceeds to pay our attorney Gary B. Wolff.

The Company as of December 31, 2010 had limited cash on hand to meet its current obligations and repay debt it has accrued for costs and other fees it has incurred.

Historically, the Company has relied on advances from related parties to maintain operations.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for the Company's officers, directors or stockholders to provide additional future funding except for the legal fees associated with this offering owed to the law firm of Gary B. Wolff, PC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Yonika, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the six month period ending December 31, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 1A – RISK FACTORS

Risks Related to the Business

1.

HP has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

HP is an early stage company and has virtually no financial resources. We have negative working capital of $6,755 and net losses accumulated during the development stage of $8,902 as of December 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

HP is and will continue to be completely dependent on the services of our founder and president, Kenneth J. Yonika, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

HP’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Yonika. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Mr. Yonika or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Yonika naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2010. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2010, we had substantially no operating revenues. We face a high risk of business failure.

4.

Most of our competitors, which include well known websites like Priceline, Expedia and Orbitz, have significantly greater financial and marketing resources than do we.

Most of our competitors, which include well known websites like Priceline, Expedia and Orbitz, have significantly greater financial and marketing resources than do we. Many have sophisticated Websites and the ability to advertise in a wide variety of media, including television. We will principally depend on the business contacts of our president and word of mouth. There are no assurances that our approach will be successful.

5.

We will be dependent on the leisure travel industry and certain travel suppliers.

Our financial prospects will be significantly dependent upon our sale of leisure travel services. Leisure travel, including the sale of hotel room reservations and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions. Accordingly, the current economic recession has led to a weakening in the fundamental demand for our services. In addition, unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations.

Decreases in traveler demand which may be far beyond our control will negatively impact our online travel related business.

6.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results are likely to vary significantly from quarter to quarter because our industry experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. We believe that traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States and Europe generally declines and the number of bookings flattens. No formal studies have been conducted to support such belief.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of investors. If this happens, the trading price of our common stock would almost certainly be materially adversely affected.

7.

Our business could be negatively affected by changes in search engine algorithms and dynamics or termination of traffic-generating arrangements.

We will utilize Internet search engines and other travel demand aggregation websites, principally through the use of travel-related keywords, to generate traffic to our websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to sites can be negatively affected. In addition, we are likely to purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

8.

Regulatory and legal uncertainties could harm our business.

The services that we will offer may become regulated by federal and state governments. Our ability to provide such services will be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

While travel agencies and logistics businesses must comply with laws and regulations relating to the travel industry and the provision of travel services, including registration in various states as a “seller of travel” and compliance with certain disclosure requirements and participation in state restitution funds – the Company is not a travel agency and acts merely as an advertising venue and lead generation source for our affiliate partners similar to any print publication such as a travel magazine or newspaper, and is not regulated as compared to some of the leading competitors such as Expedia and Travelocity, who directly provide and sell travel services.

9.

Current questionable activities in the pay-per-click market may have an adverse effect on our business.

We understand that some firms that pay fees on a pay-per-click basis for marketing have found that some companies have used technologies that generate large numbers of questionable or phony clicks. In the industry, this is known as "click laundering." If this trend continues or is perceived to be getting worse, fewer companies may be willing to enter into pay-per-click arrangements.

10.

There are significant potential conflicts of interest

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Yonika specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us. A copy of this agreement is filed as Exhibit 10.2 to our Registration Statement.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

11.

Because we have nominal assets and no significant revenue, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

12.

We intend to become subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our Registration Statement, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

13.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

14.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

15.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

16.

The Company is selling the shares offered in this prospectus without an underwriter and may not be able to sell all or any of the shares offered herein.

The common shares are being offered on our behalf by Mr. Yonika, our president, on a best-effort basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in this offering. Consequently, there is no guarantee that the Company, through its president, is capable of selling all, or any, of the common shares offered hereby. The sale of just a small number of shares increases the likelihood of no market ever developing for our shares.

17.

Since there is no minimum for our offering, if only a few persons purchase shares they will lose their money without us being even able to develop a market for our shares.

Since there is no minimum with respect to the number of shares to be sold directly by the Company in its offering, if only a few shares are sold, we will be unable to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that the entire investment of shareowners would be lost.

18.

The offering price of our common stock has been determined arbitrarily.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may, therefore, lose a portion or all of their investment

19.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000 shares) but unissued (85,200,000 shares) assuming the sale of 2,000,000 shares in this offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

20.

The proposed aggregate proceeds of the offering are less than the estimated cost of the offering, so the Company will receive no economic benefits from the completion of the offering.

The proposed aggregate proceeds of the offering ($20,000) relating to the shares registered in our Registration Statement that became effective on January 4, 2011 are substantially less than the proposed costs to complete the offering ($65,000). We will, therefore, receive no financial benefit from the completion of the offering and will have to pay for some of the costs of the offering from the proceeds of operations or from other sources such as loans from officers or from related and unrelated parties.

21.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

22.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

23.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There is no established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our Registration Statement and the subsequent closing of the offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of HP and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See Risk Factor #24 below.

24.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

25.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

26.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

27.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

28.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of our offering described in our Registration Statement that became effective on January 4, 2011, our president will beneficially own an aggregate of approximately 43.92% of our outstanding common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our president may be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

29.

All of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (12,800,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 12,800,000 issued and outstanding shares of our common stock are owned by our president (6,500,000), a director (300,000) and a business entity that sold us our various websites (6,000,000) and may be sold commencing one year from the date the Company is no longer a “shell” company.

30.

Anti-takeover effects of certain provisions of Nevada State Law hinder a potential takeover of the Company.

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply.  Our articles of incorporation and bylaws do not state that these provisions do not apply.  The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

31.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

32.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

33.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our Registration Statement, we will become subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our Registration Statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our Registration Statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending December 31, 2010.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

HotelPlace, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between HotelPlace, Inc., Meta Partners Ltd., Inc. and its counsel
*10.2	Agreement regarding Conflict of Interest
*14.1	Code of Ethics
*99.1	Copy of Subscription Agreement
*99.2	Escrow Agreement
**99.2a	Escrow Agreement, as amended

*Filed with initial filing

**Filed with Pre-Effective Amendment No. 1

***Filed with Pre-Effective Amendment No. 2

**** Filed with Pre-Effective Amendment No. 3

Exhibits are not part of the prospectus and will not be distributed with the prospectus.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 2011

HOTELPLACE, INC.

(the registrant)

By: /s/ Kenneth J. Yonika

By: Kenneth J. Yonika, President, CEO,

Principal Executive Officer, Treasurer,

Chairman, Principal Financial Officer and

Principal Accounting Officer