Form 10-Q
period 2011-03-31
HOTELPLACE, INC.
filed 2011-05-02
CIK 1499034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

OR

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to ________________

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

Yes   X  . No      .

The number of shares of the registrant’s common stock outstanding as of May 2, 2011 was 14,800,000 shares.

HOTELPLACE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (Unaudited)

	HotelPlace, Inc.

	Balance Sheets of HotelPlace, Inc. at March 31, 2011 (unaudited) and June 30, 2010 (audited)	3

	Statements of Operations of HotelPlace, Inc. for the Three Months and for the Nine Months ended March 31, 2011, and for the period from Inception (June 23, 2010) through March 31, 2011 (unaudited)	4

	Statement of Stockholders’ Equity of HotelPlace, Inc. for the period from Inception (June 23, 2010) through June 30, 2010 and for the Nine Months ended March 31, 2011 (unaudited)	5

	Statement of Cash Flows of HotelPlace, Inc. for the Nine Months ended March 31, 2011 and for the period from Inception (June 23, 2010) through March 31, 2011 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	(Removed and Reserved)	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	33

PART I.  FINANCIAL INFORMATION.

ITEM 1.   INTERIM FINANCIAL STATEMENTS

HOTELPLACE, INC.

(a Development Stage Company)

Balance Sheets

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,269	$-
Accounts receivable	4	-
TOTAL CURRENT ASSETS	11,273	-

OTHER ASSETS:
Websites – Domain names (net)	4,500	6,000
Deferred offering costs	-	-
TOTAL OTHER ASSETS	4,500	6,000
TOTAL ASSETS	$15,773	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$50,570	$-
Loans – related parties	-	-
TOTAL LIABILITIES	50,570	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,800,000 and 12,800,000 shares issued and outstanding	14,800	12,800
Additional paid-in-capital	(38,120)	-
Deficit accumulated during development stage	(11,477)	(6,800)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(34,797)	6,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,773	$6,000

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended March 31, 2011	For the nine months ended March 31, 2011	For the period June 23, 2010 (inception) through March 31, 2011
Revenue	$1	$4	$4

Expenses:
Administrative expenses	2,576	4,181	4,181
Organization expenses	-	500	7,300
Total Expenses	2,576	4,681	11,481
Loss before provision for income taxes	(2,575)	(4,677)	(11,477)

Provision for income tax	-	-	-

Net loss	$(2,575)	$(4,677)	$(11,477)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	13,600,000	13,062,774

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period June 23, 2010 (inception) through June 30, 2010 (audited) and the Nine Months Ended March 31, 2011 (unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Deferred Offering Costs	Deficit accumulated during development stage	Total
Balance – June 23, 2010 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued to acquire websites and domain names	6,000,000	6,000	-	-	-	6,000
Shares issued for services	6,800,000	6,800	-	-	-	6,800
Net loss – for the period June 23, 2010 (inception) though June 30,2010	-	-	-	-	(6,800)	(6,800)
Balance – June 30, 2010	12,800,000	12,800	-	-	(6,800)	6,000
Shares issued for cash (the Offering)	2,000,000	2,000	18,000	-	-	20,000
Expenses charged to capital upon completion of the Offering	-	-	(56,120)	-	-	(56,120)
Net loss – for the nine months ended March 31, 2011	-	-	-	-	(4,677)	(4,677)
Balance – March 31, 2011 (unaudited)	14,800,000	$14,800	$(38,120)	$-	$(11,477)	$(34,797)

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the nine months ended March 31, 2011	For the period June 23, 2010 (inception) through March 31, 2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,677)	$(11,477)
Amortization	1,500	1,500
Shares issued for organizational expense	-	6,800

Adjustments to reconcile net loss to cash (used in) operating activities:
Increase in accounts receivable	(4)	(4)
Increase in accrued expenses	570	570

Net Cash Provided (Used in) by Operating Activities	(2,611)	(2,611)
CASH FLOW FROM INVESTING ACTIVITIES
Loans from related parties	7,350	7,350
Payments on loans from related parties	(7,350)	(7,350)
Net Cash Provided (Used in) by Investing Activities	-	-
CASH FLOW FROM FINANCING ACTIVITIES
Deferred offering costs paid	(6,120)	(6,120)
Proceeds from stock offering	20,000	20,000
Net Cash Provided (Used in) by Financing Activities	13,880	13,880
CHANGE IN CASH	11,269	11,269
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$11,269	$11,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Stock issuance for acquiring websites and domain names	$-	$6,000

See notes to the financial statements.

HOTELPLACE, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

March 31, 2011

NOTE 1 – ORGANIZATION

HotelPlace, Inc. was incorporated under the laws of the State of Nevada on June 23, 2010. The Company issued 6,500,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation and issued an additional 300,000 shares to its other director. Following its formation, the Company issued 6,000,000 shares of its common stock to Domain Media, LLC, an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names. Domain Media paid approximately $6,000 to outside consultants to develop the websites. The acquisition was valued at $6,000. The Company issued 2,000,000 shares of its common stock to 19 investors who purchased their shares under a registration statement filed on Form S-1 with the United States Securities and Exchange Commission (the “SEC”). The 19 individual investors paid $0.01 per share or a total of $20,000 as a combined investment.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period ended June 30, 2010 and notes thereto contained in our Form S-1 Amendment #3 declared effective on January 4th, 2011. The Company closed its offering on February 28, 2011 through the issuance of 2,000,000 shares of common stock.

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

For the period ended March 31, 2011 we recognized $1,500 in amortization expense as our Websites/Domain Names were placed in service and began to generate limited revenue.

i. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had limited working capital and a deficit accumulated during the development stage of $11,477 at March 31, 2011.  As of March 31, 2011, we had generated limited revenue and had no committed sources of capital or financing. The Company on February 28, 2011 closed its offering (the Offering) registered on Form S-1 with the SEC. The Company in addition to the closing of the Offering became obligated to its securities counsel in the amount of $50,000 which has been recognized as a deferred offering cost.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001.

On June 24, 2010, the Company issued 6,500,000 shares of its common stock to its incorporator, chief executive officer and president for organization costs/services and issued an additional 300,000 shares to its sole outside director for services rendered. These services were valued at $6,500 and $300, respectively. Following its formation, the Company issued 6,000,000 shares of our common stock to Domain Media, LLC, an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names. Domain Media, LLC paid approximately $6,000 to outside consultants to develop the various websites. The acquisition of the websites and/or domain names was valued at $6,000. The Company issued 2,000,000 shares of its common stock to nineteen (19) accredited investors who purchased their shares under a registration statement filed on Form S-1 with the SEC. The nineteen (19) individual investors paid $0.01 per share or a total of combined investment of $20,000.

At March 31, 2011, there were 14,800,000 shares of common stock issued and outstanding and no preferred stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTIES

The Company was obligated to certain professionals for costs related to its direct public offering. The Company’s sole officer and one his related companies have guaranteed the payment of these professional costs if the Company is not able to. Under this guarantee the Company’s sole officer along with the Company is obligated to its securities counsel in the amount of $50,000, which became due and payable upon the effectiveness of the Offering.

As of March 31, 2011 the Company received $7,350 in loan proceeds from two of its shareholders in order to fund working capital expenses. These loans were unsecured and carry no interest rate or repayment terms. The Company as of March 31, 2011 repaid the loans – related parties in full.

NOTE 6 – DEFERRED COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed. Expenses charged to capital upon the completion of the Offering at March 31, 2001 were $56,120. This amount has been recorded as an offset against Additional Paid in Capital on the face of the Balance Sheet as of March 31, 2011.

NOTE 7 – INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of $11,477 that may be available to reduce future years’ taxable income through 2030.

As of March 31, 2011

Deferred tax assets:
Net operating tax carry-forwards	$3,787
Other	-
Gross deferred tax assets	3,787
Valuation allowance	(3,787)

Net deferred tax assets	$-

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

Overview

HP was incorporated under the laws of the State of Nevada on June 23, 2010, at which time it acquired websites and search engines from Domain Media, Inc. At May 2, 2011, we had one employee, our founder and president, Mr. Yonika and one outside, independent director, Mr. Pena. For the remainder of fiscal year 2010, Mr. Yonika will devote at least five hours a week to us but may increase the number of hours as necessary.

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

The Company issued 2,000,000 shares of its common stock to 19 investors who purchased their respective shares under a registration statement filed on Form S-1 with the United States Securities and Exchange Commission (the “SEC”). The 19 individual investors paid $0.01 per share or a total of $20,000 as a combined investment.

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

Timing

Since acquiring the 12 websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. When those procedures are done, which we believe will occur over the next two months, we will begin work to update and enhance our 12 websites. We will then need to commence introductory marketing to have initial advertisers on our sites. We believe that the work needed to complete and open each website will range from $30,000 to $50,000 per site if outside contractors and experts are used. If we can secure funding to outsource these procedures, of which there are no assurances, we can open at least half of our websites in approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. There can be no way to estimate how much time would be required in that case. Our goal would be to have two websites up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Financial Condition and Results of Operations

Operations

We were incorporated on June 23, 2010 and acquired our websites on June 24, 2010. All of the activity through June 30, 2010 and for the three and nine months ended March 31, 2011 involved incorporation efforts, planning and acquiring the websites, as well as preparation for this Offering. We incurred minor costs to maintain the websites and realized revenue of $4 for traffic that visited our sites for the nine-month period ended March 31, 2011.

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

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

HP will pay all costs relating to this offering estimated at $65,000 (We have recorded deferred offering costs of $56,120 which have been expensed against the offering proceeds received of $20,000). This amount will be paid as and when necessary and required or otherwise accrued on the books and records of HP until we are able to pay the full amount due either from revenues or loans from a related corporate entity. Absent sufficient revenues to pay these amounts within six months of the date of the prospectus (which became effective on January 4, 2011), our president through a wholly-owned corporate entity has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when HP has the financial resources to do so. A formal written arrangement exists with respect to the related party’s commitment to loan funds for this purpose and, accordingly, the agreement between HP the related party corporation and our counsel (filed as Exhibit 10.1 to our Form S-1 filed August 19, 2010 (the “Registration Statement” inclusive of all amendments filed thereof)) is binding upon all parties.

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

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of HP because the shares may be issued to parties or entities committed to supporting existing management. HP may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its Registration Statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at March 31, 2011.

As of March 31, 2011, we owed $0 in connection with an interest-free demand loan from two of our shareholders. The Company has reimbursed the two shareholders for their interest-free demand loans in the amount $7,350 prior to the period ending March 31, 2011. The proceeds were used for basic working capital purposes.

Three month period ended March 31, 2011:

The Company had limited revenues in the amount of $1 for the three month period ended March 31, 2011.

General and administrative expenses for the three month period ended March 31, 2011 was $2,576. This consists of amortization expense of $500, website/domain costs of $145, public company expense of $1,720 and other administrative costs of $211. These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1 which was recognized as an increase in our deferred offering costs and expensed against proceeds received from the Offering as of March 31, 2011. We anticipate as we expand our business operations as well as become a fully reporting company our costs will increase substantially.

Net loss per share for the three month period ended March 31, 2011 was $(0.00).

Nine month period ended March 31, 2011:

The Company had limited revenues in the amount of $4 for the nine month period ended March 31, 2011.

General and administrative expenses for the nine month period ended March 31, 2011 was $4,681. This consists of amortization expense of $1,500, website/domain costs of $420, organization costs of $500, director costs of $250, public company expense of $1,720 and other administrative costs of $291. These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1 which was recognized as an increase in our deferred offering costs and expensed against proceeds received from the Offering as of March 31, 2011.  We anticipate as we expand our business operations as well as become a fully reporting company our costs will increase substantially.

Net loss per share for the nine month period ended March 31, 2011 was $(0.00).

Liquidity and Capital Resources

As of March 31, 2011 the Company’s cash position remained limited with $11,269 in the bank.

At March 31, 2011 and June 30, 2010, the Company had a working capital deficit of approximately $39,297 and none, respectively. At March 31, 2011 we incurred $56,120 in deferred offering costs which were offset against the offering proceeds received from the closing of our Offering. As of February 29, 2011, the law firm of Gary B. Wolff, PC who acted as escrow agent to the Company received $20,000 in offering proceeds from nineteen (19) individual investors, all who were accredited and solely solicited by the Company’s sole officer. The primary use of the funds have gone towards costs associated with our Offering as well as the obtaining of our trading symbol (HTPC-OTC:BB) and other public company costs. We expect that we will use a portion of the Offering proceeds to pay our attorney Gary B. Wolff, who is currently owed $50,000 for legal services related to the offering.

The Company as of March 31, 2011 had limited cash on hand of $11,269 to meet its current obligations, repay debt, expenses/liabilities it has accrued for costs and other fees it has incurred.

Historically, the Company has relied on advances from related parties to maintain operations.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for the Company's officers, directors or stockholders to provide additional future funding except for legal fees of $50,000 associated with this offering which are owed to the law firm of Gary B. Wolff, PC.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine month period ending March 31, 2011.

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

HP is an early stage company and has virtually no financial resources. We have negative working capital of $39,297 and net losses accumulated during the development stage of $11,477 as of March 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

HP is and will continue to be completely dependent on the services of our founder and president, Kenneth J. Yonika, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

HP’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Yonika. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this report. We will fail without the services of Mr. Yonika or an appropriate replacement(s).

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

We were formed in June 2010. All of our efforts to date have related to developing our business plan and beginning business activities. Through March 31, 2011, we had substantially no operating revenues. We face a high risk of business failure.

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

Risks Related to Our Common Stock

16.

The Company was selling the shares offered in its prospectus without an underwriter and may not have been able to sell all or any of the shares offered herein.

The common shares were being offered on our behalf by Mr. Yonika, our president, on a best-effort basis. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any common shares. There were no firm commitments to purchase any of the shares in this offering. Consequently, there was no guarantee that the Company, through its president, is capable of selling all, or any, of the common shares offered hereby. The sale of just a small number of shares increases the likelihood of no market ever developing for our shares.

17.

Since there was no minimum for our offering, if only a few persons purchase shares they will lose their money without us being even able to develop a market for our shares.

Since there was no minimum with respect to the number of shares to be sold directly by the Company in its offering, if only a few shares were sold, we may be unable to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that the entire investment of shareowners would be lost.

18.

The offering price of our common stock was determined arbitrarily.

The price of our common stock in this offering was not determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the offering price as determined by management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered are worth the price for which they were offered and investors may, therefore, lose a portion or all of their investment

19.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000 shares) but unissued (85,200,000 shares). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

20.

The proposed aggregate proceeds of the offering are less than the estimated cost of the offering, so the Company will receive no economic benefits from the completion of the offering.

The proposed aggregate proceeds of the offering ($20,000) relating to the shares registered in our Registration Statement that became effective on January 4, 2011 are substantially less than the proposed costs to complete the offering ($65,000 (actual $56,120)). We will, therefore, receive no financial benefit from the completion of the offering and will have to pay for some of the costs of the offering from the proceeds of operations or from other sources such as loans from officers or from related and unrelated parties.

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

There is no established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our Registration Statement and the subsequent closing of the offering. There can be no assurance that the market maker’s application which has been accepted by FINRA will ensure that we have a trading market when established. As of this date we have received the following symbol “HTPC” for our shares of common stock. We were not permitted to file such application on our own behalf. Even with the application accepted, there can be no assurances as to whether

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTC:BB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC:BB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC:BB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTC:BB, it is a necessity to process trades on the OTC:BB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTC:BB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

Upon the completion of our offering described in our Registration Statement that became effective on January 4, 2011, our president will beneficially own an aggregate of approximately 43.92% of our outstanding common stock. Because of his beneficial stock ownership, our president may be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

29.

All of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Most of the presently outstanding shares of common stock (12,800,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

A significant percentage of the 12,800,000 issued and outstanding shares of our common stock are owned by our president (6,500,000), a director (300,000) and a business entity that sold us our various websites (6,000,000) and may be sold commencing one year from the date the Company is no longer a “shell” company.

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

None for the period ending March 31, 2011.

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

Exhibits are not part of the report and will not be distributed with the report.

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

Dated: May 2, 2011

HOTELPLACE, INC.

(the registrant)

By: /s/ Kenneth J. Yonika

By: Kenneth J. Yonika, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer