Form 10-K
period 2011-06-30
RARUS MINERALS INC
filed 2011-09-27
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

____________________________

 X .   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

     .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

RARUS MINERALS INC.

(Exact name of small business issuer as specified in its charter)

Commission File # 333-168925

Nevada

(State or other jurisdiction of incorporation or organization)

27-2015109

(IRS Employer Identification Number)

2850 W. Horizon Ridge Parkway

Suite 200

Henderson, NV 89052

 (Address of principal executive offices)

Phone: (702) 430-4610

Fax: (702) 430-4501

 (Issuer’s telephone number)

Copy of all Communications to:

Parsons, Burnett, Bjordahl, Hume, LLP

1850 Skyline Tower

10900 NE 4th St.

Bellevue, WA  98004

(425) 451-8036; (425) 451-8568 (fax)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of September 27, 2011, there were 434,750,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	12
ITEM 2.	Properties	12
ITEM 3.	Legal Proceedings	20
ITEM 4.	[Removed and Reserved]	20

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	20
ITEM 6.	Selected Financial Data	21
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 8.	Financial Statements and Supplementary Data:	26
	Report of Independent Registered Public Accounting Firm	27
	Balance Sheets at June 30, 2011 and June 30, 2010	28
	Statements of Operations for the years ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of June 23, 2010 to June 30, 2011	29
	Statement of Stockholders’ Equity	30
	Statements of Cash Flows for the years ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of June 23, 2010 to June 30, 2011	31
	Supplemental Disclosure of Non-cash Investing and Financing Activities for the years ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of June 23, 2010 to June 30, 2011	32
	Notes to Financial Statements	33
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
ITEM 9A.	Controls and Procedures	39
ITEM 9B.	Other Information	40

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	40
ITEM 11.	Executive Compensation	43
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	44
ITEM 14.	Principal Accounting Fees and Services	45

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	46

SIGNATURES		47

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission (the 'SEC').

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “RARS”, “we”, “us” and “our” are references to Rarus Minerals Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History of the Company

The Company was incorporated on June 23, 2010 in the State of Nevada under the name HotelPlace, Inc. The original business plan of the Company was to provide Internet search and advertising services that facilitate access to hotel and travel information on the Internet relevant to key geographic locations. The Company has since abandoned its original business plan and restructured its business to focus on the acquisition, exploration and development of rare earth mineral properties.

We decided to enter the mining business because we were seeking out viable options to create value for our shareholders. After conducting independent research on the feasibility of discovering and exploiting commercially recoverable amounts of rare earth minerals, we determined that staking and exploring potential mineral claims could be a sound long term investment strategy that could potentially lead to lucrative business opportunities. On June 24, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State changing its corporate name to Rarus Minerals Inc. to reflect the change in the Company’s business direction.

On June 24, 2011, the Company entered into an Option to Purchase Pilot Peak Property (the “Option Agreement") with two individuals (together, the “Optionor”), pursuant to which the Company has the exclusive option (the “Option”) to purchase a 100% interest in Optionor’s rights to those certain lode mining claims, consisting of approximately 2,600 acres, known as the Pilot Peak Property, situated in San Bernardino County, California (hereinafter referred to as the “Claims”). To fully exercise the Option and receive an undivided 100% right, title and interest in and to the Claims, the Company must: (1) pay an aggregate sum of $910,000 to Optionor; (2) incur an aggregate of at least $950,000 of expenditures on or with respect to the Claims; and (3) issue to Optionor an aggregate of ten million five hundred thousand (10,500,000) restricted shares of common stock of the Company. As of September 27, 2011, the Company has taken the following actions to perfect the Option: (1) made initial cash payments totaling $33,000 and issued 9,750,000 restricted common shares to Optionor; (2) incurred expenditures totaling $52,460 on or with respect to the Claims; and (3) commenced the initial exploration work on the Claims.

Description of Business

We are now an exploration stage corporation engaged in the search of rare earth mineral deposits or reserves, which are not in the development or production stage. We seek to become a vertically integrated rare earth elements producer in Southwestern North America and throughout the entire world. Currently, our premier focus is on the State of California and more specifically, the area of the Mojave Desert. We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of rare earth metals, if any, and their extent. A rare earth mineral is a mineral which contains one or more rare earth elements as major metal constituents.

Rare earth metals are a collection of seventeen (17) chemical elements in the periodic table, namely scandium, yttrium and the fifteen (15) lanthanides (see below table). They are commonly used for high tech applications, alternative energy technologies, and defense technologies. For example, rare earth metals are used in wind power generation, fuel cells, rechargeable batteries, hydrogen storage, radar deflection, stealth detection, night vision and permanent magnets used in electric and electric-hybrid vehicles. Generally, rare earth metals cannot be replaced by an alternative, making them virtually essential to our technological world. Deposits of rare earth metals in high concentrations are relatively rare.

Because we are an exploration stage company, there is no assurance that commercially viable rare earth mineral deposits exist on the property underlying our Claims, and a great deal of further exploration will be required before a final evaluation is made as to the economic viability of our Claims. To date, we have no known reserves of any type of mineral on our Claims and we have not discovered economically viable mineral deposits on the Claims, and there is no assurance that we will discover such deposits. However, our Claims have demonstrated promising surface results.

Exploration for minerals is a speculative venture involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable rare earth minerals. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral Claims may not contain any reserves. If we are unable to find reserves of valuable rare earth minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and potential investors will lose their investment in the Company.

If we discontinue exploration of our currently staked Claims, we may seek to acquire other natural resource exploration properties. Any such acquisition(s) will involve due diligence costs in addition to the acquisition costs. We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs. In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business.

If commercially marketable quantities of rare earth mineral deposits exist on the property underlying our Claims and sufficient funds are available, we will evaluate the technical and financial risks of mineral extraction, including an evaluation of the economically recoverable portion of the deposits, market rates for minerals, engineering concerns, infrastructure costs, finance and equity requirements, safety concerns, regulatory requirements and an analysis of the Claims from initial excavation all the way through to reclamation. After we conduct this analysis and determine that a given mineral deposit is worth recovering, we will begin the development process. Development will require us to obtain a processing plant and other necessary equipment including equipment to extract, transport and store the minerals.

We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

The Claims

Our Claims consist of an aggregate of 134 lode mining claims located in an area of the Mojave Desert in Township 5N, Range 18E, Sections 2, 3, 4, 10, 11, 12, 14 and 15 and Township 6N, Range 18E, Sections 34 and 35, San Bernardino Base & Meridian, San Bernardino County, California.

Generally, the United States owns mineral rights in the United States and these are administered by the U.S. Bureau of Land Management (“BLM”) and its associated state offices. The BLM allows certain land to be claimed and “staked”, thereby granting rights to enter, explore and exploit the land in accordance with local, state, and federal regulations.

In order to locate and stake a mining claim in the state of California, you must take the following steps: (1) put up a conspicuous structure at the place of discovery (“discovery monument”), distinctly mark the claim’s boundaries on the ground and post a notice of location at such site; (2) file a copy of the signed notice of location form and pay, per claim, a maintenance fee of $140, a service charge of $15 and a location fee of $34 to the California BLM within 90 days from the date of location of the claim; and (3) file the same notice of location form with the respective county recorder’s office. The notice of location form must contain the following information: (i) the date of location of the claim/site, (ii) a description of the discovery monument, (iii) the name of the claim/site, (iv) the legal description of the claim/site (metes and bounds or legal subdivision), and (v) the names and addresses of all locators.

From March 1, 2011 to March 3, 2011, the Optionor staked the Claims by filing a notice of location form for each individual Claim with the California BLM office and recording the forms with the Recorder’s Office for the County of San Bernardino. The notice of location forms for the Claims were recorded in San Bernardino County on May 25, 2011. By taking the foregoing steps, the Optionor acquired the rights to enter, explore and exploit the Claims until September 1, 2011, such rights which were passed to the Company through execution of the Pilot Peak Agreement on June 24, 2011. To maintain the Claims, the Company paid a total annual fee of $18,760 to the BLM on August 30, 2011, which covers all of the Claims. This same fee must be paid to the BLM each calendar year and is due by September 1st each year.

Location and General Geology of the Land

Our Claims are located in the Mojave Desert on the eastern flank of the Old Woman Mountains in Township 5N, Range 18E, Sections 2, 3, 4, 10, 11, 12, 14 and 15 and Township 6N, Range 18E, Sections 34 and 35, San Bernardino Base & Meridian, San Bernardino County, California, approximately 16 miles southeast of Essex, California. The Claims are staked in a north-south direction and each Claim is approximately 1,500 feet in length by 600 feet in width constituting approximately 20 acres of land. Collectively, the Claims total approximately 2,686 acres of land. The property is accessible by approximately 20 miles of dirt road adjacent to a paved highway.

The terrain is gentle to moderate. The area is generally covered with a thin alluvial fan, with bedrock cropping out in the higher elevations. The alluvial surface trends up from a low of approximately 2,100 feet above mean sea level in the southeastern portion of the area, to a high of approximately 2,800 feet in the northwestern portion. The highest elevations on the property, approximately 2,900 feet, are located on the slopes of Pilot Peak at the northwestern edge of the study area.

The geology and mineralization of the area in which the Claims are located is composed of rare earth-bearing allanite gneisses of Precambrian age which are exposed along northwest trending fault zones displaying associated carbonate veins, lamprophyre dikes and biotite augen gneiss. Intrusive rocks related to mineralization and composed of dikes, sills and masses of syenite/carbonatite make up the core of a series of low hills which also align northwest of the Claims. Observation suggests intrusives exposed are evidence of a large complex mostly obscured by shallow cover. Ground magnetic traverses have been effective in tracing major rock types and mineralized faults into adjacent areas of alluvial cover.

There are large alluvial-covered areas between the syenite/carbonatite complex and the allanite gneiss zones which may indicate potential targets for exploration of rare earth deposits. These include the alluvium covered, northwest trending topographic linears which may indicate mineralized structures along a projected trace of the syenite/carbonatite mass. Potential areas of interest also appear to exist along the trend of mineralization seen on previous wide-spaced drilling at the Claim sites. Preliminary geological research may indicate potential for deposits of lanthanum, cerium, praseodymium, neodymium and yttrium.

Observation, several geologic reports, and one preliminary engineering study evidence that previous exploration work has been done at the Claims. Currently, there are no improvements, buildings, houses, or infrastructure of any kind within the Claims’ boundaries. There are no plants, equipment, surface or subsurface improvements, or facilities on the land on which the Claims are located. Our Claims are without known mineral reserves and our plan of exploration is exploratory in nature.

Climate

The climate of the area in which our Claims are located is characterized by desert conditions with very hot summers and mild winters. Temperatures are fairly mild in the early spring, late fall, and winter, generally anywhere between 30 – 80°F. Summer temperatures are extremely hot, commonly averaging over 115°F and can reach well over 120°F.

 Plan of Operation

We plan to implement the following initial exploration program consisting of three phases. We plan to conduct mineral exploration activities on the Claims to assess whether the Claims contain mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of rare earth metals, niobium and phosphate. To date, we have not identified any commercially exploitable reserves of these or other minerals on the Claims.

We plan to commence the first phase (Phase I) of the exploration program on the Claims during the third to fourth calendar quarter of 2011. Phase I work will consist of retaining consultant(s) to conduct exploration activities on the Claims, including: geological mapping, geological prospecting, assaying and information review. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Geological prospecting involves analyzing rocks on the property surface in order to discover indications of potential mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for mineral content. Assaying is the chemical analysis of a substance to determine its components. We expect Phase I to take approximately 60 days to complete and an additional month for the consulting geologist to receive the lab results from these activities and prepare an analytic report. We have estimated the cost of Phase I to be approximately $66,000.

If Phase I proves successful in identifying mineral deposits and we have sufficient funds to continue, we intend to proceed with the second phase (Phase II) of the program as soon as practicable upon completion of Phase I. In Phase II, we will retain a consultant(s) to begin trenching, surveying localized soils, and detailed sampling of historic zones. Trenching is the process of turning over land to uncover underlying material. Soil surveying is the systematic examination, description, classification, and mapping of soils in an area. The objective of sampling in mineral processing is to estimate grades and contents of sample soils, rocks, and other discovered materials. The estimated cost of Phase II is between $37,000 and $59,500, depending on the level of our activities during this phase and the funds available. It will take approximately 50 days to complete Phase II and an additional month for the consulting geologist to receive the lab results from these activities and prepare an analytic report. We expect to commence work on Phase II between the fourth calendar quarter of 2011 and first calendar quarter of 2012, subject to the availability of funds.

After all surveys and initial samples have been collected and positive results have been obtained from such activities, we expect to begin the third phase (Phase III) of the program around the second calendar quarter of 2012, assuming we have adequate funds to continue our operations. Phase III will consist of retaining a consultant(s) to conduct core sampling and analysis. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth. We anticipate that it will take between one to three months to drill 16-32 holes to a depth of 100 feet each. Our estimated costs for this drilling program is approximately $79,000.

As part of Phase IIII, after core sampling, the consultant(s) will analyze the samples collected from the core drilling. The total estimated cost for analyzing the core samples is $3,500, and we estimate this process will take approximately 30 days. The core samples will be tested to determine if mineralized material is located on the Claims. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in San Bernardino County, California. We have not selected any of the foregoing persons as of the date of this Report. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the Claims, or develop the Claims. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the funds or because it is not economically feasible to proceed, we will cease operations.

Total maximum expenditures for the exploration of our Claims over the next 12 months are expected to range from approximately $143,500 to $208,000. If Phase I proves to be successful and sufficient funds are available after completion of such Phase, we will continue with Phase II and so on until funds are no longer available. In the event we have enough money to begin but not to complete one of the Phases, we will cease operations until we raise more money. If we cannot or do not raise sufficient money to complete one or more Phases, or if our exploration activities are not successful, we will discontinue exploration of our Claims and any funds spent on exploration will likely be lost.

Quality Assurance/Quality Control

The data obtained from our exploration program will consist of survey data, sampling data, and assay results. Quality Assurance / Quality Control (QA/QC) protocols will be in place at the mining site and at the laboratory to test the sampling and analysis procedures.

The Company will utilize statistical methodologies to calculate mineral reserves based on interpolation between and projection beyond sample points. Interpolation and projection are limited by certain factors including geologic boundaries, economic considerations and constraints to safe mining practices. Sample points will consist of variably spaced drill core intervals obtained from drill sites located on the surface and in underground development workings. Results from all sample points within the mineral reserve area will be evaluated and applied in determining the mineral reserves.

Samples will be sent to a laboratory for analyses. The samples will be under a strict monitoring and tracking system from log-in to completion. Samples will be logged-in immediately upon receipt and carefully checked for any special handling that may be needed. All analytical procedures, sample handling, and preservation techniques used will strictly adhere to those approved by the Environmental Protection Agency (“EPA”), where applicable. To test assay accuracy and reproducibility, pulps from core samples will be submitted and then resubmitted for analysis and compared. To test for sample errors or cross-contamination, blank core (waste core) samples will be submitted with the mineralized samples and compared. Reference samples from the EPA or from private sources will also be tested with every set of samples to provide an additional measure of accuracy.

The QA/QC protocols will be practiced on both resource development and production samples. The data will be entered into a 3-dimensional modeling software package and analyzed to produce a 3-dimensional solid block model of the resource. The assay values will be further analyzed by a geostatistical modeling technique to establish a grade distribution within the 3-dimensional block model. Dilution will then be applied to the model and a diluted tonnage and grade will be calculated for each block. Mineral and waste tons, contained ounces and grade will then be calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values will be applied and the final proven reserve tons and grade will be calculated.

The Company will review its methodology for calculating mineral reserves on an annual and as-needed basis. Conversion, an indicator of the success in upgrading probable mineral reserves to proven mineral reserves, will be evaluated as part of the reserve process. The review will examine the effect of new geologic information, changes implemented or planned in mining practices and mine economics on factors used for the estimation of probable mineral reserves. The review will include an evaluation of the Company’s rate of conversion of probable reserves to proven reserves.

Government Regulation

Exploration activities are subject to various federal, state, foreign and local laws and regulations, which govern prospecting, mineral exploration, drilling, mining, production, mineral extraction, transportation of minerals, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and several other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations promulgated by the State of California and the United States Federal Government. Currently, there are no costs associated with our compliance with such regulations and laws. There is presently no need for any government approval of our business or our anticipated mineral products.

Environmental Regulations

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable environmental laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating costs. Although we are unable to predict what additional legislation and the associated costs of such legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

The Industry

Rare earth elements are moderately abundant in the earth’s crust, some even more abundant than copper, lead, gold, and platinum. While more abundant than many other minerals, rare earth elements are not concentrated enough to make them easily exploitable economically. The United States was once self-reliant in domestically produced rare earth elements, but over the past 15 years has become 100% reliant on imports, primarily from China, the current global leader in supplying rare earth elements. There is no rare earth mineral production in the United States.

Rare Earth Elements: World Production and Reserves – 2009

Country	Mine Production (metric tons)	% of total	Reserves (million metric tons)	% of total	Reserve Base (million metric tons)(1)	% of total

United States	none	-	13.0	13	14.0	9.3
China	120,000	97	36.0	36	89.0	59.3
Russia (and other former Soviet Union Countries)	-	-	19.0	19	21.0	14
Australia	-	-	5.4	5	5.8	3.9
India	2,700	2	3.1	3	1.3	1
Brazil	650	-	small	-	-	-
Malaysia	380	-	small	-	-	-
Other	270	1	22.0	24	23	12.5

Total	124,000	100.0%	99.0	100.0%	154	100.0%

Source: U.S. Department of the Interior, Mineral Commodity Summaries, USGS, 2010.

NOTES:

(1) Reserve Base is defined by the USGS to include reserves (both economic and marginally economic) plus some sub-economic resources (i.e. those that may have potential for becoming economic reserves).

World demand for rare earth elements is estimated at 134,000 tons per year, with global production around 124,000 tons annually. The difference is covered by previously mined above ground stocks. World demand is projected to rise to 180,000 tons annually by 2012, while it is unlikely that new mine output will close the gap in the short term. By 2014, global demand for rare earth elements may exceed 200,000 tons per year. China’s output may reach 160,000 tons per year (up from 130,000 tons in 2008) in 2014, and an additional capacity shortfall of 40,000 tons per year may occur. Further, new mining projects could easily take 10 years to reach production. In the long run, however, the United States Geological Survey (“USGS”) expects that global reserves and undiscovered resources are large enough to meet the demand.

While world demand for rare earth elements continues to climb, U.S. demand is also projected to rise, according to USGS Commodity Specialist Jim Hedrick. For example, the demand for permanent magnets, used in electric and electric-hybrid vehicles, is expected to grow by 10%-16% per year through 2012. Demand for rare earth elements in auto catalysts and petroleum cracking catalysts is expected to increase between 6% and 8% each year over the same period. Demand increases are also expected for rare earth elements in flat panel displays, hybrid vehicle engines, and defense and medical applications.

Access to a reliable supply to meet current and projected demand is an issue of concern. In 2009, China produced 97% of the world’s rare earth elements and continues to restrict exports of the material through quotas and export tariffs. China has plans to reduce mine output, eliminate illegal operations, and restrict rare earth element exports even further. There are some immediate supply concerns with lower rare earth export quotas in China. China has cut its exports of rare earth elements from about 50,000 metric tons in 2009 to 30,000 metric tons in 2010. According to a Bloomberg news report, a July 2010 announcement by China’s Ministry of Commerce would cut exports of rare earth elements by 72%, to about 8,000 metric tons, for the second half of 2010.

While limited production and processing capacity for rare earth elements currently exists elsewhere in the world, additional capacity is expected to be developed in the United States, Australia, and Canada within two to five years, according to some experts. Chinese producers are also seeking to expand their production capacity in areas around the world, particularly in Australia. There are only a few exploration companies that develop the resource, and because of long lead times needed from discovery to refined elements, supply constraints are likely in the short term.

The supply chain for rare earth elements generally consist of mining, separation, refining, alloying, and manufacturing (devices and component parts). A major issue for rare earth element development in the United States is the lack of refining, alloying, and fabricating capacity that could process any future rare earth production. Many people in the industry believe that it is not enough to develop rare earth element mining operations alone without building the value-added refining, metal production, and alloying capacity that would be needed to manufacture component parts for end-use products, which suggests that vertically integrated companies may be more desirable.

Source of Information: Humphries, Marc. Congressional Research Service. Rare Earth Elements: The Global Supply Chain. September 30, 2010. Retrieved July 15, 2011 from and publicly available at: http://www.fas.org/sgp/crs/natsec/R41347.pdf.

Competition

Our business is focused on the development of rare earth metals in which few, if any, mining companies in the United States are currently engaged. Thus, we will not face strong competition in southern California or elsewhere in the United States for rare earth metals. Further, there is no competition for the exploration or extraction of minerals from our Claims as we currently have the exclusive right to explore and exploit the Claims.

However, we will compete with other mineral resource exploration companies for the acquisition of new mineral properties, available resources and equipment, financing and more. Many of the mineral resource exploration companies with whom we will compete will likely have more experience in the industry and greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend more on acquiring mineral properties of merit and exploring and developing their mineral properties. In addition, they may be able to afford to hire consultants with greater geological expertise in the field. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who finance these kinds of exploration activities. This competition could adversely impact our ability to find financing for further exploration and development of our mineral properties.

We believe that we will be competitive in the mining industry because we are one of very few, if any, public companies seeking to develop a rare earth element deposit outside of China. The Company’s market timing for rare earth element mining and processing is excellent, as the world’s fossil fuels are decreasing and the demand for rare earth elements is increasing. Additionally, we are seeking to become a vertically integrated producer of rare earth elements, with a “mine-to-market” strategy. Thus, we will not limit our company to the mining of rare earth elements, but will also engage in refining, alloying and manufacturing the metals into marketable products. We believe that this will set us apart from our competitors.

Customers

If the Company is able to develop commercial operations, process rare earth minerals that we extract from our Claims, and ultimately manufacture products from these minerals, we anticipate that we will sell our products throughout the United States and eventually throughout the world, given the ever-increasing demand for these types of products and the variety of uses for these products in high tech applications, alternative energy technologies, and defense technologies.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently do not utilize patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Employees

We have no employees, other than Manfred Ruf, our sole officer and director. We believe that until such time that we commence our exploration program, we will not have any employees. Once we commence our exploration activities, we anticipate that we will frequently engage consultants to assist the Company in completing projects and carrying out the phases of our exploration program. We believe that the use of consultants will be instrumental to keeping our projects on a timeframe and on budget.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Reports to security holders

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of our business:

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated With Mining

Mineral exploration and development activities are speculative in nature

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by our company may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7, which can be viewed at www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7, as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of rare earth, precious and/or base metals. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of rare earth, precious and base metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since June 24, 2011 (the date of acquisition of the Pilot Peak Property) and we have not yet located any mineral reserves. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our activities will be subject to environmental and other industry regulations which could have an adverse effect on our financial condition

Our company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of our company.

The operations of our company will include exploration and development activities and potentially commencement of production on our properties, which requires permits from various federal, state and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At June 30, 2011, we had cash in the amount of $1,325 and a net working capital deficiency of $(70,004). We incurred a net loss of $(39,609) for the twelve month period ended June 30, 2011 and a net loss of $(46,409) since inception on June 23, 2010. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances have lead our independent registered public accounting firm, in their report included in this Form 10-K, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock and debt offerings. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in the our growth and success. The loss of the service of members of management and our board could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our President & CEO, the loss of whose services would have a material adverse effect on the success and development of our company. Additionally, we do not anticipate having key man insurance in place in respect of our directors and senior officers in the foreseeable future.

We require substantial funds merely to determine whether commercial precious metal deposits exist on our properties

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

•

Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

•

Availability and costs of financing;

•

Ongoing costs of production;

•

Market prices for the precious metals to be produced;

•

Environmental compliance regulations and restraints; and

•

Political climate and/or governmental regulation and control.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Over-The-Counter Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the Over-The-Counter Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Over-The-Counter Bulletin Board is not a stock exchange, and trading of securities on the Over-The-Counter Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 2850 W. Horizon Ridge Parkway, Suite 200, Henderson, Nevada, USA 89052, which we rent for $199 per month on a month to month basis. This is currently sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find larger office facilities. We do not currently own any real estate.

Pilot Peak Property

On June 24, 2011, the Company entered into an Option to Purchase Pilot Peak Property (the “Option Agreement") with two individuals (together, the “Optionor”), pursuant to which the Company acquired the exclusive option (the “Option”) to purchase a 100% interest in Optionor’s rights to certain lode mining claims, consisting of approximately 2,600 acres, situated in San Bernardino County, California (the “Pilot Peak Property”).

To fully exercise the Option and receive an undivided 100% right, title and interest in and to the Pilot Peak Property, the Company must: (1) pay an aggregate sum of $910,000 to Optionor (the “Cash Payments”); (2) incur an aggregate of at least $950,000 of expenditures on or with respect to the Pilot Peak Property (the “Expenditures”); and (3) issue to Optionor an aggregate of ten million five hundred thousand (10,500,000) restricted shares of common stock of the Company (the “Stock Issuances”).  The Cash Payments, Expenditures and Stock Issuances are herein collectively referred to as the “Option Price” and shall be paid as follows:

Cash Payments:  The Company shall pay the Cash Payments to Optionor in the following amounts and by the dates described below:

i.

$33,000 prior to or upon execution of the Option Agreement (the “Execution Date”) (such payments which have been made);

ii.

$52,000 on or before November 1, 2011;

iii.

$25,000 on or before March 1, 2012;

iv.

$75,000 on or before one year from the Execution Date;

v.

$75,000 on or before November 1, 2012;

vi.

$100,000 on or before two years from the Execution Date;

vii.

$100,000 on or before November 1, 2013;

viii.

$100,000 on or before three years from the Execution Date;

ix.

$100,000 on or before November 1, 2014;

x.

$125,000 on or before four years from the Execution Date; and

xii.

$125,000 on or before November 1, 2015.

Expenditures:  The Company shall incur Expenditures on or with respect to the Pilot Peak Property in the following amounts and by the dates described below:

i.

$150,000 within 12 months following the Execution Date;

ii.

$200,000 on or before 24 months following the Execution Date;

iii.

$300,000 on or before 36 months following the Execution Date; and

iv.

$300,000 on or before 48 months following the Execution Date.

Stock Issuances:  The Company shall issue shares of its common restricted stock to Optionor in the following amounts and by the dates described below:

i.

9,750,000 restricted common shares on or before the Execution Date, (which were valued at a fair value estimate of $4,875 and have been issued);

ii.

250,000 restricted common shares on or before November 1, 2011;

iii.

250,000 restricted common shares on or before November 1, 2012; and

iv.

250,000 restricted common shares on or before November 1, 2013.

Upon satisfaction of the foregoing terms and conditions, the Company will have fully exercised the Option and will have acquired an undivided 100% right, title and interest in and to the Pilot Peak Property, subject to certain royalties reserved to Optionor per the terms of the Option Agreement, and in and to any resulting mineral permits or leases. If the Company fails to deliver or pay the Option Price within the time periods set forth above, the Option and the Option Agreement shall terminate 30 days after Optionor provides written notice to the Company of such failure, during which time the Company may deliver or pay the consideration overdue and therefore maintain the Option in good standing.

Location and General Geology of the Land

Our Claims are located in the Mojave Desert on the eastern flank of the Old Woman Mountains in Township 5N, Range 18E, Sections 2, 3, 4, 10, 11, 12, 14 and 15 and Township 6N, Range 18E, Sections 34 and 35, San Bernardino Base & Meridian, San Bernardino County, California, approximately 16 miles southeast of Essex, California. The Claims are staked in a north-south direction and each Claim is approximately 1,500 feet in length by 600 feet in width constituting approximately 20 acres of land.  Collectively, the Claims total approximately 2,686 acres of land. The property is accessible by approximately 20 miles of dirt road adjacent to a paved highway.

The terrain is gentle to moderate. The area is generally covered with a thin alluvial fan, with bedrock cropping out in the higher elevations.  The alluvial surface trends up from a low of approximately 2,100 feet above mean sea level in the southeastern portion of the area, to a high of approximately 2,800 feet in the northwestern portion.  The highest elevations on the property, approximately 2,900 feet, are located on the slopes of Pilot Peak at the northwestern edge of the study area.

The geology and mineralization of the area in which the Claims are located is composed of rare earth-bearing allanite gneisses of Precambrian age which are exposed along northwest trending fault zones displaying associated carbonate veins, lamprophyre dikes and biotite augen gneiss.  Intrusive rocks related to mineralization and composed of dikes, sills and masses of syenite/carbonatite make up the core of a series of low hills which also align northwest of the Claims.  Observation suggests intrusives exposed are evidence of a large complex mostly obscured by shallow cover.  Ground magnetic traverses have been effective in tracing major rock types and mineralized faults into adjacent areas of alluvial cover.

There are large alluvial-covered areas between the syenite/carbonatite complex and the allanite gneiss zones which may indicate potential targets for exploration of rare earth deposits. These include the alluvium covered, northwest trending topographic linears which may indicate mineralized structures along a projected trace of the syenite/carbonatite mass.  Potential areas of interest also appear to exist along the trend of mineralization seen on previous wide-spaced drilling at the Claim sites. Preliminary geological research may indicate potential for deposits of lanthanum, cerium, praseodymium, neodymium and yttrium.

Observation, several geologic reports and one preliminary engineering study evidence that previous exploration work has been done at the Claims.  Currently, there are no improvements, buildings, houses, or infrastructure of any kind within the Claims’ boundaries. There are no plants, equipment, surface or subsurface improvements, or facilities on the land on which the Claims are located.  Our Claims are without known mineral reserves and our plan of exploration is exploratory in nature.

The following maps show the location of our Claims within San Bernardino County:

-2-

AREA OF INTEREST
Silver Lake
Baker
Beacon Station
Crucero
Kelso
Providence Mountains
DEVILS PLAYGROUND
Goffs
Needles
Fenner
Essex
Ludlow
Amboy
Bagdad
Cadiz
Searchlight
Nipton
Ivanpah
Cima
Kingman
Davis Dam
Oatman
Topock
Yucca
Lake Havasu City
Parker Dam
Parker
Vidal
Vidal Jct
Rice
Cross Roads
Twentynine Palms
Joshua Tree
Yucca Valley
Eagle Mountain
Desert Center
Indio
Coachella
Thermal
La Quinta
Thousand Palms
Blythe
E Blythe
Ripley
Palo Verde
Ehrenberg
Quartzsite
Cibola
Salton Sea
Niland
Calipatria
LAKE MEAD NATIONAL RECREATION AREA
OPEN ALL YEAR
FT MOHAVE INDIAN RES
CHEMEHUEVI VALLEY INDIAN RES
COLORADO RIVER INDIAN RESERVATION
TWENTYNINE PALMS MARINE CORPS BASE
JOSHUA TREE NATIONAL MONUMENT
B E R N A R D I N O
D E S E R T
OLD WOMAN MTS
TURTLE MTS
SHIP MTS
CLIPPER MTS
PIUTE RANGE
NEW YORK MTS
SACRAMENTO MTS
CHUCKWALLA MTS
CHOCOLATE MOUNTAINS
BIG MARIA MTS
NEV

0 5 10 20 30 MILES

AREA LOCATION MAP

REFERENCE: CALIFORNIA SOUTHERN SECTION,
RAND MCNALLY & CO. 1975

DAMES & MOORE

FIGURE 1

Carbonatite Zone
DH-1
-- ..... PROPERTY & ANOMALY
Prospects
Granite Tank
Big
Prospect
JEEP TRAIL
Wash
BM 2128
Line
BM 2162
W A R D
T. 6 N.
T. 5 N.
Pilot Peak
Sunflower
BM 2095
BM Flower 2091
BM 2090
Whalen BM 2053
Painted Rock
Rock
Painted
Oro Plata Mine
R. 18 E.
R. 19 E.
IRON MTN. PUMPING PLANT 25 MI.
INTERIOR-GEOLOGICAL SURVEY, WASHINGTON, D. C.-1965
682000m.E.
3821000m.N.
34°30'
115°00'
(TURTLE MTS.) 3052 IV
ROAD CLASSIFICATION
Medium-duty
Light-duty
Unimproved dirt
U.S. Route
4 MILES
21000 FEET
5 KILOMETERS
FEET
SEA LEVEL
CALIF

QUADRANGLE LOCATION

ESSEX, CALIF.
N3430—W11500/15

' MINING PROPERTY

1956

T.5 N; R.18 E., SBM.

AMS 2953 II—SERIES V795

IL MAP ACCURACY STANDARDS
OLORADO 80225 OR WASHINGTON, D. C. 20242
ID SYMBOLS IS AVAILABLE ON REQUEST

Las Vegas
North Las Vegas
Henderson
Barstow
Lancaster
Palmdale
San Bernardino
Riverside
Palm Springs
Indio
Needles
Victorville
Mojave
RANDSBURG WASH TEST RANGE
CAMP IRWIN
SAN BERNARDINO
MOJAVE DESERT
NEVADA
ARIZONA
LAKE MEAD NATIONAL RECREATION AREA
JOSHUA TREE NATIONAL MONUMENT
MARINE CORPS ARTILLERY TRAINING CENTER
RIVERSIDE
NOTE: DO NOT TURN OFF MAIN HIGHWAYS ONTO DESERT ROADS WITHOUT FIRST MAKING LOCAL INQUIRY
AIR FORCE FLIGHT TEST CENTER EDWARDS AIR FORCE BASE
OLD WOMAN MTNS.
Sunflower Springs
Amboy
Essex
Danby
Cadiz
Chubbuck
Kelso
Baker
Twentynine Palms
Danby Lake (Dry)
Lake Havasu
To Kingman
To Glendale
Q
R
S
T

' MINING PROPERTY

T.5 N; R. 18 E., SBM.

San Bernardino County

The following maps depict the specific coordinates of these 134 lode mining claims located in Township 5N, Range 18E, Sections 2, 3, 4, 10, 11, 12, 14 and 15 and Township 6N, Range 18E, Sections 34 and 35, San Bernardino Base & Meridian, San Bernardino County, California:

Locators:
Joel Cousins P.O. Box 37061
Tucson, AZ 85740
Steven J. VanErt P.O. Box 3785
Chatsworth, CA 91313

SW Claims 1 thru 130
Lode Claim Map

CAMC0299328

RECEIVED
MAY 26 2011
USDI-BLM-CASO

R.18E
T.6N
T.5N
Sunflower
Wash
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
23
24
25
26
27
28
29
30
31
32
33
34
35
36
37
38
39
40
41
42
43
44
45
46
47
48
49
50
51
52
53
54
55
56
57
58
59
60
61
62
63
64
65
66
67
68
69
70
71
72
73
74
75
76
77
78
79
80
81
82
83
84
85
86
87
88
89
90
91
92
93
94
95
96
97
98

99 66 65 38
100 68 67 40
101 70 69 42
102 103 72 71 44
104 105 74 73 46
106 107 76 75 48
108 109 78 77 50
110 111 80 79 52
112 113 82 81 54
114 115 84 83 56
126 116 117 86 85 58
127 118 119 88 87 59
128 120 121 90 89 60
129 122 123 92 91 61
130 124 125 94 93 62
96 95 63
98 97 64
Painted
Rock
Wash
Sunflower
Transm

Painted Rock Wash
MOUNTAINS
Guzzler
Oro Plata Mine
Prospect
102
104
106
108
110
112
114
116
118
120
122
124
126
127
128
129
130
798.4
1-405
FEET
674
675
5'
677
678
679
INTERIOR—GEOLOGICAL SU

"SW" CLAIMS

NORTH

GEOLOGICAL SURVEY
.... USGS, NOS/NOAA
AKEN 1981
DITED 1985
AL TRANSVERSE MERCATOR
MERCATOR .....ZONE 11
.......CALIFORNIA, ZONE 5
.... 1°06' EAST
.... 14° EAST
VERTICAL DATUM OF 1929
NORTH AMERICAN DATUM
erican Datum of 1983,
by dashed corner ticks
)
in the boundaries of any
on this map

PROVISIONAL MAP
Produced from original manuscript drawings. Information shown as of date of

SCALE 1:24 000

KILOMETERS	1	.5	0	1	2						
METERS	1000	0	1000	2000							
MILES	1	.5	0	1							
FEET	1000	0	1000	2000	3000	4000	5000	6000	7000	8000	9000	10 000

CONTOUR INTERVAL 10 METERS

CONTROL ELEVATIONS SHOWN TO THE NEAREST 0.1 METER
OTHER ELEVATIONS SHOWN TO THE NEAREST METER
To convert meters to feet multiply by 3.2808
To convert feet to meters multiply by 0.3048

THIS MAP COMPLIES WITH NATIONAL MAP ACCURACY STANDARDS

Climate

The climate of the area in which our Claims are located is characterized by desert conditions with very hot summers and mild winters.  Temperatures are fairly mild in the early spring, late fall, and winter, generally anywhere between 30 – 80°F.  Summer temperatures are extremely hot, commonly averaging over 115°F and can reach well over 120°F.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 15, 2011 under the symbol “HTPC.OB.” On August 5, 2011, our symbol was changed to “RARS.OB” to reflect the Company’s name change. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading April 15, 2011 based on our fiscal year end of June 30, 2011. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter (July 1, 2010 – Sept 30, 2010)	Second Quarter (Oct 1, 2010 – Dec 31, 2010)	Third Quarter (Jan 1, 2011 – March 31, 2011)	Fourth Quarter (April 1, 2011 – June 30, 2011)
High	---	---	---	---
Low	---	---	---	---
Close	---	---	---	---

Shareholders of Record

As of September 27, 2011, an aggregate of 434,750,000 shares (post 50-for-1 forward split) of our common stock were issued and outstanding and were owned by 15 shareholders of record.

Recent Sales of Unregistered Securities

On February 23, 2011, the Company issued 100,000,000 shares (as adjusted for the 50-for-1 forward split) of its common stock to nineteen (19) accredited investors who purchased their shares under a registration statement filed on Form S-1 with the Securities Exchange Commission ('SEC'). The nineteen (19) individual investors paid $0.0002 per share (as adjusted for the 50-for-1 forward split) for aggregate proceeds of $20,000.

On July 12, 2011, the Company issued 9,750,000 restricted shares of its common stock (as adjusted for the 50-for-1 forward split) to the two individuals who form the Optionor of the Pilot Peak Property, as fulfillment of the initial stock payment required by the Pilot Peak Property Agreement. These shares were valued at a fair value estimate of $0.0005 per share, for aggregate deemed proceeds of $4,875.

Re-Purchase of Equity Securities

None.

Dividends

There are no restrictions that would limit the Company from paying dividends. We have not paid any cash or stock dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA(1)

	Fiscal 2011	Fiscal 2010
	$	$
Operating Revenue:
Quarter I – Three Months to September 30th	–	n/a
Quarter II – Three Months to December 31st	–	n/a
Quarter III – Three Months to March 31st	–	n/a
Full Year – Twelve Months to June 30th	–	–

Net Income/(Loss):
Quarter I – Three Months to September 30th	(1,410)	n/a
Quarter II – Three Months to December 31st	(692)	n/a
Quarter III – Three Months to March 31st	(2,575)	n/a
Full Year – Twelve Months to June 30th	(39,609)	(6,800)

Net Earnings/(Loss) per share:
Quarter I – Three Months to September 30th	Nil	n/a
Quarter II – Three Months to December 31st	Nil	n/a
Quarter III – Three Months to March 31st	Nil	n/a
Full Year – Twelve Months to June 30th	Nil	Nil

Cash:
Quarter I – Three Months to September 30th	1,068	n/a
Quarter II – Three Months to December 31st	847	n/a
Quarter III – Three Months to March 31st	11,269	n/a
Full Year – Twelve Months to June 30th	1,325	–

Total assets:
Quarter I – Three Months to September 30th	10,158	n/a
Quarter II – Three Months to December 31st	850	n/a
Quarter III – Three Months to March 31st	15,773	n/a
Full Year – Twelve Months to June 30th	2,396	6,000

(continued)

	Fiscal 2011	Fiscal 2010
	$	$
Total stockholders’ equity (deficit):
Quarter I – Three Months to September 30th	4,590	n/a
Quarter II – Three Months to December 31st	3,898	n/a
Quarter III – Three Months to March 31st	(34,797)	n/a
Full Year – Twelve Months to June 30th	(69,729)	6,000

Total liabilities and stockholders’ equity:
Quarter I – Three Months to September 30th	10,158	n/a
Quarter II – Three Months to December 31st	11,503	n/a
Quarter III – Three Months to March 31st	15,773	n/a
Full Year – Twelve Months to June 30th	2,396	6,000

Cash dividends per share:
Quarter I – Three Months to September 30th	–	n/a
Quarter II – Three Months to December 31st	–	n/a
Quarter III – Three Months to March 31st	–	n/a
Full Year – Twelve Months to June 30th	–	–

(1)NOTE: Data from the fiscal 2010 and the first three quarters of fiscal 2011 relates to the Company's operations as a website based travel information service. Data for the twelve months ended June 30, 2011 includes both a full year of our website operations; plus our exploration expenditures during the period of June 24 to June 30, 2011.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS

Overview

This Annual Report on Form 10-K contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this annual report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

We are a start-up, exploration stage company with a limited operating history. We intend to explore our current mineral claim properties and pursue other exploration opportunities regarding mineral exploration projects as opportunities arise.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

The following discussion and analysis covers material changes in the financial condition of Rarus Minerals Inc. from June 23, 2010 (inception) to June 30, 2011. During this period the Company changed its focus of operations from being a website based travel information services to being an mineral exploration enterprise. As such, the following data is not representative of the Company's current operations model.

Results of Operations for the Fiscal Years ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of June 23, 2010 to June 30, 2011:

Our operating results for the years ended June 30, 2011 and June 30, 2010 and the Exploration Stage Period of June 23, 2010 to June 30, 2011 (the ‘Exploration Stage’) are summarized as follows:

	June 30, 2011	June 30, 2010	Exploration Stage
Revenue	$–	$–	$–
Expenses (including interest expense)	$(85,384)	$(6,800)	$(92,184)
Debt cancelation non–cash gain	$49,500	$–	$49,500
Impairment loss – website/domain names	$(3,725)	–	(3,725)
Net Loss	$(39,609)	$(6,800)	$(46,409)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. Revenues of $4 previously recorded for our website operations were uncollectable and have been written off.

Expenses

Exploration Expenses

Exploration expenses were $18,500 and $nil, respectively for the years ended June 30, 2011 and June 30, 2010. Exploration expenses for the Exploration Stage totaled $18,500. During the current year period, exploration expenses related to fees paid for geological consulting firm for staking of our mineral properties. We expect to incur significant exploration expenses during the next twelve months.

Professional & Consultant Fees

Profession fees were $8,000 and $nil, respectively for the years ended June 30, 2011 and June 30, 2010. Professional fees for the Exploration Stage totaled $8,000. During the current year period, professional fees included fees paid for legal and auditor fees. In the next twelve months, we project professional fees to increase moderately.

Administrative Expenses

Administrative expenses were $20,459 and $6,800, respectively for the years ended June 30, 2011 and June 30, 2010, respectively. During the Exploration Stage Period administrative expenses totaled $27,259. During the current period administrative fees were primarily composed of office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to increase moderately during the coming year.

Impairment Losses on Mineral Properties

On June 24, 2011 we entered an Option to purchase the Pilot Peak Property and made cash and share payments to the vendors of the property totaling $37,875. To conform with generally accepted accounting principles pertaining to the classification of the mineral properties as assets, an impairment charge of $(37,875) was entered against this asset based on the Company’s impairment analysis as of June 30, 2011. There were no impairments losses recorded for the year ended June 30, 2010. Impairment charges for the Exploration Stage Period totaled $(37,875).

Other Income - Gain on Cancellation of Debt

On May 11, 2011, two officers of the company assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On June 30, 2011, these two officers, who had on May 11, 2011 resigned from the Company, forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company. A gain of $49,500 from cancellation of this debt is included in these financial statements.

Other Income - Impairment Loss - website and domain names

On July 22, 2011, the Company sold its website and all rights it held to domain names. Due to this transaction, an impairment loss on these website/domain names assets has been entered for the year ended June 30, 2011.This sale terminated the operations of the Company as an Internet search and advertising services provider, effective July 22,2011. The proceeds of the sale proceeds included the forgiveness by Domain Media, LLC of $275 for unpaid hosting, website management and reporting expenses for the period of June 1, 2011 to July 22, 2011. The net impairment loss was based on the recorded asset value of the websites/domain names of $6,000, less accumulated amortization of $(2,000), less the account payable of $275, resulting in a net impairment loss of: $(3,725).

Net Loss

We incurred a net loss of $(39,609) for the twelve months ended June 30, 2011 compared with a net loss of $(6,800) for the period from June 23, 2010 (inception) to year-end June 30, 2010. The net loss for the year ended June 30, 2011 included a non-cash gain of $49,500 related to the cancelation of debt and a non-cash loss of $(3,725) related to an impairment loss regarding our websites/domain names. The net loss for the Exploration Stage Period totaled $(46,409).

Liquidity and Capital Resources

Our financial position as at June 30, 2011 and June 30, 2010 are as follows:

Net Working Capital (Deficiency)
	As at June 30, 2011	As at June 30, 2010

Current Assets	$2,121	$-
Current Liabilities	72,125	-
Net Working Capital (Deficiency)	(70,004)	-

Our net working capital decreased from Nil at June 30, 2010 to $(70,004) at June 30, 2011 as a result of an increase in accounts payable; loans entered into by the Company; and advances from our CEO.

Cash Flows
	Year ended June 30, 2011	Year ended June 30, 2010

Net cash (used) by Operating Activities	$(19,680)	$-
Net cash (used) by Investing Activities	(37,875)	-
Net cash provided by Financing Activities	58,880	-
Increase (Decrease) in Cash during the Year	1,325	-
Cash, Beginning of Year	-	-
Cash, End of Year	1,325	-

Since the date of our inception to June 30, 2011, we have raised $20,000 though an offering of our common shares; $34,000 from loans; and (net) $18,500 from shareholder advances. As of June 30, 2011 we had cash on hand of $1,325 and prepaid expenses of $796.

Purchase of Significant Equipment

We currently do not have plans to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in mineral resource markets. The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Employees

As of June 30, 2011, we had one employee, namely our CEO, and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS

RARUS MINERALS INC.

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Rarus Minerals, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rarus Minerals, Inc. (An Exploration Stage “Company”) as of June 30, 2011 and 2010, the related statements of operations, changes in shareholders’ equity and cash flows for the years ended, and for the period from June 23, 2010 (inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Rarus Minerals, Inc. as of June 30, 2011, and the result of its operations and its cash flows for the years ended and for the period from June 23, 2010 (inception) to June 30, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

September 27, 2011

San Diego, CA. 92111

RARUS MINERALS INC.

(An Exploration Stage Company)

Balance Sheets

	June 30, 2011	June 30, 2010
ASSETS

CURRENT ASSETS
Cash	$1,325	$—
Prepaid expenses	796	—
Total current assets	$2,121	$—

OTHER ASSETS
Websites & domain names (net of accumulated amortization of $2,000 at June 30, 2011; and $nil at June 30, 2010) (Notes 2 and 9)	275	6,000
Total other assets	275	6,000

Total assets	$2,396	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Notes 5, 6 and 8)	$19,075	$—
Advances and loans from stockholders (Note 6)	18,500	—
Loans (Note 7)	34,000	—
Accrued interest on loans	550	—
Total current liabilities	72,125	—
Total liabilities	$72,125	$—

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 100,000,000 shares authorized; zero shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 750,000,000 shares authorized; 425,000,000 and 640,000,000 shares issued and outstanding at June 30, 2011 and June 30, 2010 respectively (Note 4)	425,000	640,000
Additional Paid-in Capital (Notes 4 and 5)	(448,320)	(627,200)
Retained Earnings (Deficit) accumulated during exploration stage	(46,409)	(6,800)
Total stockholders’ equity (deficit)	$(69,729)	$6,000

Total liabilities and stockholders’ equity (deficit)	$2,396	$6,000

The accompanying notes to financial statements are an integral part of these financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

		Year ended June 30, 2011		June 23, 2010 (inception) through June 30, 2010	June 23, 2010 (inception) through June 30, 2011

EXPENSES:
Exploration expenses		$18,500		$—	$18,500
Professional & consultant fees		8,000		—	8,000
Administrative expenses		20,459		6,800	27,259
Impairments on mineral properties		37,875		—	37,875
Total expenses		$84,834		$6,800	$91,634
Net (Loss) from operations		$(84,834)		$(6,800)	$(91,634)

OTHER INCOME (EXPENSE):
Gain from debt cancellation		$49,500		—	49,500
Impairment loss - website & domain names (Note 9)		(3,725)		—	(3,725)
Interest expense		(550)		—	(550)
Net Other Income		$45,225		$—	$45,225

NET (LOSS)		$(39,609)		$(6,800)	$(46,409)

Loss per common share, basic and diluted (Note 2)	$	Nil	$	Nil
Weighted average shares outstanding (Note 2 and 4)		666,849,315		533,333,333

The accompanying notes to financial statements are an integral part of these financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

From June 23, 2010 (inception) through June 30, 2011

	Common Shares	Common Stock	Paid-in Capital	(Deficit) Accumulated During Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance – June 23, 2010 (date of inception)	—	$—	$—	$—	$—
Common shares issued for services at $0.0002 per share on June 24, 2010	340,000,000	$340,000	$(333,200)	$—	$6,800
Common shares issued to acquire website and domain names at $0.0002 per share on June 24, 2010	300,000,000	$300,000	$(294,000)	$—	$6,000
Net (Loss) for the period from June 23, 2010 (inception) to June 30, 2010	—	$—	$—	$(6,800)	$(6,800)
Balance, June 30, 2010	640,000,000	$640,000	$(627,200)	$(6,800)	$6,000
Shares issued for cash at $0.0002 per share on February 23, 2011 ('The Offering')	100,000,000	$100,000	$(80,000)	$—	$20,000
Expenses charged to capital upon completion of The Offering on March 31, 2011	—	$—	$(56,120)	$—	$(56,120)
Share cancellation May 2, 2011	(15,000,000)	(15,000)	15,000	$—	$—
Share cancellation June 23, 2011	(300,000,000)	(300,000)	300,000	$—	$—
Net (Loss) for year ended June 30, 2011	—	$—	$—	$(39,609)	$(39,609)
Balance, June 30, 2011	425,000,000	$425,000	$(448,320)	$(46,409)	$(69,729)

The accompanying notes to financial statements are an integral part of these financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Statements of Cash Flows

	Year ended June 30, 2011	June 23, 2010 (inception) through June 30, 2010	June 23, 2010 (inception) through June 30, 2011

Cash flows from operating activities:
Net income/(loss) for the period	$(39,609)	$(6,800)	$(46,409)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss - website/domain names (Note 9)	3,725	—	3,725
Net gain on debt cancellation (Note 7)	(49,500)	—	(49,500)
Shares issued for organizational expense	—	6,800	6,800
Amortization	2,000	—	2,000
Accrued interest on loans	550	—	550
Mineral property impairments	37,875	—	37,875
Net change in operating assets and liabilities
Prepaid expenses	(796)	—	(796)
Accounts payable and accrued expenses	26,075	—	26,075
Net cash provided (used in) by operating activities	(19,680)	—	(19,680)

Cash flows from investing activities:
Purchase of Mineral Properties	(37,875)	—	(37,875)
Net cash (used) by investing activities	(37,875)	—	(37,875)

Cash flows from financing activities:
Common stock issued for cash	20,000	—	20,000
Deferred offering costs paid in cash	(13,620)	—	(13,620)
Proceeds from loans	34,000	—	34,000
Proceeds from advances and loans from stockholders	25,850	—	25,850
Re-payments for advances and loans from stockholders	(7,350)	—	(7,350)
Net cash provided by financing activities	58,880	—	58,880

Net increase (decrease) in cash	1,325	—	—

Cash, beginning of period	—	—	—

Cash, end of period	$1,325	$—	$1,325

The accompanying notes to financial statements are an integral part of these financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended June 30, 2011	Year ended June 30, 2010	June 23, 2010 (inception) through June 30, 2011

Common stock issued to acquire websites and domain names	$—	$6,000	$6,000

The accompanying notes to financial statements are an integral part of these financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 1 – Operations

Organization and Description of Business

Rarus Minerals Inc. ('Rarus', 'We', the 'Registrant', or the 'Company') was incorporated in the State of Nevada on June 23, 2010 in the State of Nevada under the name HotelPlace, Inc. The original business plan of the Company was to provide Internet search and advertising services that facilitate access to hotel and travel information on the Internet relevant to key geographic locations. The Company has since abandoned its original business plan and restructured its business to focus on the acquisition, exploration and development of rare earth mineral properties. Such abandonment is recorded in these financial statements as a discontinued operation. On June 24, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State changing its corporate name to Rarus Minerals Inc. to reflect the change in the Company’s business direction. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings. Since inception the Company has not been involved in any consolidation, or merger arrangements. The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is June 30st. Rarus trades on the OTC-BB under the symbol RARS.

Exploration Stage Activities

The Company has been an exploration stage company since June 24, 2011 and has not yet realized any revenues from its planned operations. Prior to entry in its exploration stage, the Company had been a development stage company from its inception on June 23, 2010 up to June 24, 2011. The Company began exploration operations during fiscal 2011 in California, USA through the purchase of the Pilot Peak Property.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

This summary of significant accounting policies is presented to assist in understanding Rarus Mineral Inc.’s financial statements. The financial statements reflect the following significant accounting policies:

Exploration Stage Company

As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding, to include common stock equivalents. As of June 30, 2011, the Company has not adopted a stock option plan and there are no warrants, or other common stock equivalents outstanding.

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Estimated Fair Value of Financial Instruments

The  carrying  value  of  accounts  payable,  and  other  financial  instruments reflected  in  the  financial  statements  approximates  fair  value due to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs

The Company expenses the cost of start-up activities, including organizational costs, as those costs are incurred.

Amortization of Website and Related Software Costs

Certain direct purchase and related development costs associated with websites and related software have been capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs were recorded as property and equipment and amortization was charged based on a three year asset life beginning when the asset was ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs were expensed as incurred.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

(ii)

Non-Monetary items including equity are recorded at the historical rate of exchange; and

(iii)

Revenues and expenses are recorded at the period average in which the transaction occurred.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

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

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

Other

The Company consists of one reportable business segment.

Advertising will be expensed when incurred.

We did not have any off-balance sheet arrangements as of June 30, 2011.

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded a net loss for the twelve month period ended June 30, 2011, of $(39,609) based on a net operating loss of $(84,834) plus non-cash, non-recurring, net other income of $45,775, plus an accrued interest expense of $(550). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of June 30, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 –  Share Capital

On June 17, 2011, the Company implemented a Board authorized increase to the Company's authorized share capital. Under the Company's original Articles of Incorporation it was authorized to issue 100,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. On June 17, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada. As a result of the Amendment, the Company increased the authorized number of shares to seven hundred fifty million (750,000,000) shares, par value $0.001; and created a class of one hundred million (100,000,000) shares of preferred stock, par value $0.001, for which the Board of Directors may fix and determine the designations, rights, preferences or other variations.

As authorized by the Board and approved by the Financial Industry Regulatory Authority ('FINRA'), on June 24, 2011 the Company implemented a 50-for-1 forward split of its issued and outstanding common shares whereby every one (1) old share of common stock was exchanged for fifty (50) new shares of the Company's common stock. This increased the issued and outstanding shares of common stock from 8,500,000 prior to the forward split to 425,000,000 following the forward split. The forward split shares were authorized to be payable upon surrender of certificates to the Company's transfer agent.

All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split had taken place on June 23, 2010 (inception).

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

On June 24, 2010, the Company issued 325,000,000 shares (as adjusted for the 50-for-1 forward split) of its common stock to its incorporator, chief executive officer and president for organization costs/services and issued an additional 15,000,000 shares (as adjusted for the 50-for-1 forward split) to its sole outside director for services. These services were valued at $6,500 and $300, respectively based on a share price of $0.0002 (as adjusted for the 50-for-1 forward split).

On June 24, 2010 following its formation, the Company issued 300,000,000 (as adjusted for the 50-for-1 forward split) shares of our common stock to Domain Media, LLC, an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names, based on a price of $0.0002 per share (as adjusted for the 50-for-1 forward split). Domain Media, LLC had paid $6,000 to outside consultants to develop the various websites and the third party acquisition cost for the websites and/or domain names, was therefore used to value the transaction at $6,000.

On February 23, 2011, the Company issued 100,000,000 shares (as adjusted for the 50-for-1 forward split) of its common stock to nineteen (19) accredited investors who purchased their shares under a registration statement filed on Form S-1 with the Securities Exchange Commission ('SEC'). The nineteen (19) individual investors paid $0.0002 (as adjusted for the 50-for-1 forward split) per share or a total of combined investment of $20,000.

On May 2, 2011 the Company's sole outside director submitted 15,000,000 shares he held (as adjusted for the 50-for-1 forward split) for cancellation.

On June 23, 2011 the Company's president submitted 300,000,000 shares he held (as adjusted for the 50-for-1 forward split) for cancellation.

At June 30, 2011, there were 425,000,000 shares of our common stock issued and outstanding and no preferred stock issued and outstanding.

Note 5 – Deferred Costs Included in Additional Paid-in Capital

Deferred offering costs related to the offering of shares under a registration statement filed on Form S-1 with the SEC which completed on March 31, 2011, have been charged to Additional Paid-in Capital. These deferred costs totaled $56,120 and consisted principally of legal fees, accounting fees, and EDGAR filing fees incurred related to the common stock offering. $13,620 of these expenses were paid in cash by the Company and a related account payable of $42,500 was eliminated when it was assumed by former officers of the Company.

Note 6 – Advances and loans from stockholders

On May 11, 2011, the Company received a stockholder advance from its CEO when he contributed $18,500 in expenses he had incurred for mineral property staking related to the Pilot Peak Property, prior to his appointment as CEO and acquisition of the Pilot Peak Property by the Company. This advance is unsecured and carries no interest rate or repayment terms.

During the period ended March 31, 2011, the Company had received $7,350 in loan proceeds from two of its shareholders in order to fund working capital expenses. These loans were unsecured and carried no interest rate or repayment terms. During the period ended June 30, 2011, the Company had fully repaid $7,350 of these loans.

Note 7 – Gain on Cancellation of Debt

On May 11, 2011, two officers of the company assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On June 30, 2011, these two officers, who had on May 11, 2011 resigned from the Company, forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company. A gain of $49,500 from cancellation of this debt is included in these financial statements.

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 8 – Loans

On August 23, 2011, the Company issued a Promissory Note ('Note One') to a unrelated corporation (the 'Lender') in the amount of $34,000 to evidence a loan the Company had received on May 3, 2011. Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lendor. Interest on this loan of $550 accrued during the year ended June 30, 2011.

Subsequent to its June 30, 2011 fiscal year end, the Company received three further loans on identical terms from the Lendor, as follows: (i) a loan of $39,965 on August 2, 2011 ('Note Two'); (ii) a loan of $24,965 on August 23, 2011 ('Note Three'); and (iv) a loan of $9,992 on August 29, 2011 ('Note Four).

Note 9 – Impairment Loss - website and domain names

On July 22, 2011, the Company sold its website and all rights it held to domain names. Due to this transaction, an impairment loss on these website/domain names assets has been entered for the year ended June 30, 2011.This sale terminated the operations of the Company as an Internet search and advertising services provider, effective July 22,2011. The proceeds of the sale proceeds included the forgiveness by Domain Media, LLC of $275 for unpaid hosting, website management and reporting expenses for the period of June 1, 2011 to July 22, 2011. The net impairment loss was based on the recorded asset value of the websites/domain names of $6,000, less accumulated amortization of $(2,000), less the account payable of $275, resulting in a net impairment loss of: $(3,725).

Note 10 – Acquisition of Mineral Properties

Pilot Peak Agreement

On June 24, 2011, the Company entered into an Option to Purchase Pilot Peak Property (the “Option Agreement") with two individuals (together, the “Optionor”), pursuant to which the Company acquired the exclusive option (the “Option”) to purchase a 100% interest in Optionor’s rights to certain lode mining claims, consisting of approximately 2,600 acres, situated in San Bernardino County, California (the “Pilot Peak Property”).

To fully exercise the Option and receive an undivided 100% right, title and interest in and to the Pilot Peak Property, the Company must: (1) pay an aggregate sum of $910,000 to Optionor (the “Cash Payments”); (2) incur an aggregate of at least $950,000 of expenditures on or with respect to the Pilot Peak Property (the “Expenditures”); and (3) issue to Optionor an aggregate of ten million five hundred thousand (10,500,000) restricted shares of common stock of the Company (the “Stock Issuances”).  The Cash Payments, Expenditures and Stock Issuances are herein collectively referred to as the “Option Price” and shall be paid as follows:

Cash Payments:  The Company shall pay the Cash Payments to Optionor in the following amounts and by the dates described below:

i.

$33,000 prior to or upon execution of the Option Agreement (the “Execution Date”) (such payments which have been made);

ii.

$52,000 on or before November 1, 2011;

iii.

$25,000 on or before March 1, 2012;

iv.

$75,000 on or before one year from the Execution Date;

v.

$75,000 on or before November 1, 2012;

vi.

$100,000 on or before two years from the Execution Date;

vii.

$100,000 on or before November 1, 2013;

viii.

$100,000 on or before three years from the Execution Date;

ix.

$100,000 on or before November 1, 2014;

x.

$125,000 on or before four years from the Execution Date; and

xi.

$125,000 on or before November 1, 2015.

Expenditures:  The Company shall incur Expenditures on or with respect to the Pilot Peak Property in the following amounts and by the dates described below:

i.

$150,000 within 12 months following the Execution Date;

ii.

$200,000 on or before 24 months following the Execution Date;

iii.

$300,000 on or before 36 months following the Execution Date; and

iv.

$300,000 on or before 48 months following the Execution Date.

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Stock Issuances:  The Company shall issue shares of its common restricted stock to Optionor in the following amounts and by the dates described below:

i.

9,750,000 restricted common shares on or before the Execution Date, (which were valued at a fair value estimate of $4,875 and have been issued);

ii.

250,000 restricted common shares on or before November 1, 2011;

iii.

250,000 restricted common shares on or before November 1, 2012; and

iv.

250,000 restricted common shares on or before November 1, 2013.

Upon satisfaction of the foregoing terms and conditions, the Company will have fully exercised the Option and will have acquired an undivided 100% right, title and interest in and to the Pilot Peak Property, subject to certain royalties reserved to Optionor per the terms of the Option Agreement, and in and to any resulting mineral permits or leases. If the Company fails to deliver or pay the Option Price within the time periods set forth above, the Option and the Option Agreement shall terminate 30 days after Optionor provides written notice to the Company of such failure, during which time the Company may deliver or pay the consideration overdue and therefore maintain the Option in good standing.

Note 11 – Impairments on Mineral Properties

As detailed in Note 10, on June 24, 2011, the Company signed the Pilot Peak Property Agreement for purchase of a 100% ownership interest in certain mineral claims in California, USA and made initial cash and shares payments totaling $37,875. To conform with generally accepted accounting principles, pertaining to the classification of the mineral properties as assets, an impairment charge of $(37,875) was entered against this asset based on the Company’s impairment analysis as of June 30, 2010.

Note 12 – Income Taxes

The Company is subject to federal income taxes in the US. The Company has had no net income and therefore has not paid income taxes, nor has any income taxes owing.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

Due to the change of control of the Company which occurred on May 11, 2011, under Section 382 of the Internal Revenue Code, there may be limitations on the amount of Net Operating Loss carryforwards the Company will be able to use in the future. Some of the loss carryforwards may be unusable.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2010	(6,800)	2030	2,380	(2,380)	—
2011	(39,609)	2030	13,863	(13,863)	—
	$(46,409)		$16,243	$(16,243)	$—

The total valuation allowance for the year ended June 30, 2011 was $(16,243) which increased by $(13,243) for the year ended June 30, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of June 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2011, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses:

(1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports;

(2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

Remediation Plan

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended June 30, 2011, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

The Company has confidence in its revised regime of internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Rarus Minerals Inc. as of June 30, 2011.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Manfred Ruf	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer	56	May 11, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

MANFRED RUF. Manfred Ruf is the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer and Director. Mr. Ruf is an accomplished businessman with over twenty five years of professional experience as an independent consultant for several companies. While serving as an independent consultant from 1985 to present, Mr. Ruf’s responsibilities have included managing projects and employees, performing accounting services, optimizing business processes, customizing production planning, analyzing operations, computer programming, maintaining financial software and logistics, preparing various reports, and training new employees. In light of Mr. Ruf’s years of experience in management and finance, as well as his technical training in computer programming, the Board of Directors believed it was in the best interests of the Company to appoint Mr. Ruf as its sole officer and director.

Identification of Significant Employees

We have no significant employees other than Mr. Manfred Ruf, our President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2011 and June 30, 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the year ended June 30, 2011, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

The following table sets forth the salaries and director fees we paid to our current executive officers in our most recent fiscal year ended June 30, 2011 and since inception:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs ($) (1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Manfred Ruf President and CEO, CFO, Secretary & Treasurer, Chair, and Director(4)	2011 2010	$Nil n/a	$Nil n/a	$Nil n/a	$Nil n/a	$Nil n/a	$Nil n/a	$Nil n/a
Kenneth Yonika President and CEO, CFO, Secretary & Treasurer, Chair, and Director(5)	2011 2010	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$500 $6,500
Anthony Pena Director(6)	2011 2010	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$7,000 $Nil

Notes:

(1)

SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.

(2)

LTIP’s are “Long-Term Incentive Plans”. We have to date not created and LTIPs.

(3)

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

(4)

Effective May 11, 2011, Mr. Manfred Ruf was appointed as a Director, President, Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer of our company.

(5)

Effective June 24, 2010, Mr. Kenneth Yonika was appointed as a Director, President, Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer of our company. During the year ended June 30, 2010, Mr. Yonika received 325,000,000 shares of common stock (as adjusted for 50-for-1 forward split) of the Company in exchange for organizational costs/services to the Company, such compensation was valued at $6,500. Mr. Yonika was paid director compensation of $500 during the year ended June 30, 2011. On May 11, 2011, Mr. Yonika resigned from all positions with the Company, including his positions as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Yonika informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

(6)

Effective June 24, 2010, Mr. Anthony Pena was appointed as a Director and was paid director compensation of $7,000 during the year ended June 30, 2011. On May 11, 2011, Mr. Pena resigned his position as a director of the Company. Mr. Pena informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of September 27, 2011, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Manfred Ruf (3) 2850 W. Horizon Ridge Parkway, Suite 200 Henderson, NV, USA 89052	325,000,000 restricted common shares	74.8%

All Officers, Directors and Control Persons as a Group	325,000,000 restricted common shares	74.8%

Notes:

(1)

Based on 434,750,000 shares of common stock issued and outstanding as of September 27, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Within sixty days, no directors or officers, or 5% shareholders, have the right to acquire any additional common shares of the Company.

(3)

Manfred Ruf is the Company's President, CEO, CFO, Treasurer, Secretary and Director. Mr. Ruf acquired twelve million five hundred thousand (12,500,000) (pre-split) shares on May 11, 2011 in a private transaction from Domain Media LLC (“Domain Media”) and Kenneth J. Yonika, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. This transaction effected a change of control of the Company. On June 24, 2011, Mr. Ruf submitted six million (6,000,000) of his shares for cancellation (pre-forward split), thereby reducing his shares to 6,500,000. Following the forward split, his beneficial ownership now comprises 325,000,000 common shares (post-forward split).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On May 11, 2011, Mr. Kenneth Yonika and Domain Media LLC assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On June 30, 2011, these parties forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company. A gain of $49,500 from cancellation of this debt is included in the Company's financial statements for the year ended June 30, 2011.

On July 22, 2011, the Company sold its website and all rights it held to domain names to Domain Media LLC. Due to this transaction, an impairment loss on these website/domain names assets has been entered in the Company's financial statements for the year ended June 30, 2011.This sale terminated the operations of the Company as an Internet search and advertising services provider, effective July 22,2011. The proceeds of the sale proceeds included the forgiveness by Domain Media, LLC of $275 for unpaid hosting, website management and reporting expenses for the period of June 1, 2011 to July 22, 2011. The net impairment loss was based on the recorded asset value of the websites/domain names of $6,000, less accumulated amortization of $(2,000), less the account payable of $275, resulting in a net impairment loss of: $(3,725).

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Manfred Ruf is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA’s Inc. for the audit of the Corporation’s annual financial statements for the years ended June 30, 2011 and June 30, 2010 and fees billed for other services rendered by PLS CPA’s Inc. during those periods. All services reflected in the following fee table for 2011 and 2010 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	June 30, 2011	June 30, 2010

Audit fees (1) - PLS CPAs Inc.	$6,750	-
Audit-related fees - PLS CPAs Inc.	-	-
Tax fees - PLS CPAs Inc.	-	-
All other fees - PLS CPAs Inc.	-	-
TOTAL FEES	$6,750	-

NOTES::

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on June 29, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1.
10.01	Agreement among the Company, Gary B. Wolff, P.C., and Meta Partners Ltd. dated June 23, 2010	Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1.
10.02	Agreement between the Company and Kenneth J. Yonika dated June 23, 2010	Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1.
10.03	Pilot Peak Property Option Agreement by and between the Company and Noel Cousins and Steven Van Ert dated June 24, 2011	Filed with the SEC on June 29, 2011 as part of our Current Report on Form 8-K.
10.04	Website & Domain Name Purchase Agreement by and between the Company and Domain Media, LLC dated July 22, 2011	Filed with the SEC on July 27, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1.
99.01	Form of Subscription Agreement	Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1.
99.02	Escrow Agreement between the Company and Gary B. Wolff dated June 23, 2010	Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1.
99.03	Amended Escrow Agreement between the Company and Gary B. Wolff dated October 8, 2010	Filed with the SEC on October 12, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RARUS MINERALS INC.

/s/ Manfred Ruf

Manfred Ruf

President and Chief Executive Officer,

Chief Financial Officer, Secretary and Treasurer,

Director and Chair of Board

Dated: September 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Manfred Ruf

Manfred Ruf

President and Chief Executive Officer,

Chief Financial Officer, Secretary and Treasurer,

Director and Chair of Board

Dated: September 27, 2011