Form 10-Q
period 2011-09-30
RARUS MINERALS INC
filed 2011-10-31
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

OR

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

RARUS MINERALS INC.

(Exact name of small business issuer as specified in its charter)

Commission File # 333-168925

Nevada

(State or other jurisdiction of incorporation or organization)

27-2015109

(IRS Employer Identification Number)

2850 W. Horizon Ridge Parkway, Suite 200

Henderson, NV 89052

(Address of principal executive offices)

Phone: (702) 430-4610  Fax: (702) 430-4501

(Issuer’s telephone number)

Copy of all Communications to:

Parsons, Burnett, Bjordahl, Hume, LLP

1850 Skyline Tower, 10900 NE 4th St.

Bellevue, WA  98004

Phone: (425) 451-8036 Fax: (425) 451-8568 (fax)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes      . No  X .

The issuer had 434,750,000 shares of common stock issued and outstanding as of October 31, 2011.

RARUS MINERALS INC.

(An Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Balances Sheets at September 30, 2011 (unaudited) and June 30, 2011 (audited)	3

Unaudited Statements of Operations for the three month periods ended September 30, 2011 and September 30, 2010 and the Exploration Stage Period of June 23, 2010 to September 30, 2011	4

Unaudited Statements of Cash Flows for the three month periods ended September 30, 2011 and September 30, 2010 and the Exploration Stage Period of June 23, 2010 to September 30, 2011	5

Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended September 30, 2011 and September 30, 2010 and the Exploration Stage Period of June 23, 2010 to September 30, 2011	6

Unaudited Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II. Other Information	30

Item 1. Legal Proceedings	30

Item 1a. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. (Removed and Reserved)	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	34

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

RARUS MINERALS INC.

(An Exploration Stage Company)

Balances Sheets

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,756	$1,325
Prepaid expenses	1,988	796
Total current assets	6,744	2,121
OTHER ASSETS
Websites & domain names (net of accumulated amortization of $2,000 at June 30, 2011) (Note 2)	-	275
Total other assets		275
Total assets	$6,744	$2,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note7)	$4,195	$19,075
Advances and loans from stockholders (Note 5)	18,500	18,500
Loans (Note 6)	108,922	34,000
Accrued interest on loans	2,443	550
Total current liabilities	134,060	72,125
Total liabilities	134,060	72,125

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 100,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 434,750,000 and 425,000,000 issued and outstanding at September 30, 2011 and June 30, 2011, respectively (Note 4)	434,750	425,000
Additional Paid-in Capital (Notes 4 and 7)	(453,195)	(448,320)
Retained Earnings (Deficit) accumulated during exploration stage	(108,871)	(46,409)
Total stockholders’ (deficit)	(127,316)	(69,729)

Total liabilities and stockholders’ equity (deficit)	$6,744	$2,396

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

		Three months Ended September 30, 2011		Three months Ended September 30, 2010	June 23, 2010 (inception) through September 30, 2011

EXPENSES:
Exploration expenses		$33,233		$-	$51,733
Professional & consultant fees		25,000		-	33,000
Administrative expenses (Note 2)		2,141		1,410	29,400
Investor relations		195		-	195
Impairments on mineral properties		-		-	37,875
Total expenses		60,569		1,410	152,203
Net (loss) from Operations		(60,569)		(1,410)	(152,203)

OTHER INCOME (LOSS):
Gain from debt cancellation		-		-	49,500
Impairment loss		-		-	(3,725)
Interest expense (Note 6)		(1,893)		-	(2,443)
Net Other Income (Loss)		(1,893)		-	43,332

NET (LOSS)		$(62,462)		$(1,410)	$(108,871)

Loss per common share, basic and diluted	$	Nil	$	Nil
Weighted average shares outstanding (Note 2)		433,478,261		640,000,000

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three months Ended September 30, 2011	Three months Ended September 30, 2010	June 23, 2010 (inception) through September 30, 2011

Cash flows from operating activities:
Net loss for the period	$(62,462)	$(1,410)	$(108,871)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operation activities:
Mineral properties impairments	-	-	37,875
Impairment loss - website/domain names	-	-	3,725
Net gain on debt cancellation	-	-	(49,500)
Amortization	-	500	2,000
Common stock issued for organization expense	-	-	6,800
Net change in operating assets and liabilities
Sale of website/domain names	275	-	275
Prepaid expenses	(1,192)	-	(1,988)
Accounts payable and accrued expenses	(8,112)	(1,372)	18,513
Net cash provided by (used in) operating activities	(71,491)	(2,282)	(91,171)

Cash flows from investing activities:
Purchase of Mineral Properties	-	-	(37,875)
Net cash provided by (used in) investing activities	-	-	(37,875)

Cash flows from financing activities:
Common stock issued for cash	-	-	20,000
Deferred offering costs paid in cash	-	-	(13,620)
Proceeds from advances and loans from stockholders	-	3,350	25,850
Re-payments for advances and loans from stockholders	-	-	(7,350)
Proceeds from loans	74,922	-	108,922
Net cash provided by (used in) financing activities	74,922	3,350	133,802

Net increase (decrease) in cash	3,431	1,068	4,756

Cash, beginning of period	1,325	-	-

Cash, end of period	$4,756	$1,068	$4,756

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities

(Unaudited)

	Three months Ended September 30, 2011	Three months Ended September 30, 2010	June 23, 2010 (inception) through September 30, 2011

Forgiveness of account payable owed to former director	$-	$-	$7,000
Common stock issued for property purchase	$4,875	$-	$4,875

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 1 – Operations

Organization and Description of Business

Rarus Minerals Inc. ('Rarus', 'We', the 'Registrant', or the 'Company') was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State changing its corporate name to Rarus Minerals Inc. to reflect the change in the Company’s business direction. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings. Since inception the Company has not been involved in any consolidation, or merger arrangements. The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is June 30th. Rarus trades on the OTC-BB under the symbol RARS.

Exploration Stage Activities

The Company is an exploration stage company and has not yet realized any revenues from its planned operations. The Company has begun exploration operations in California, USA on its Pilot Peak Property.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding, to include common stock equivalents. As of September 30, 2011, the Company has not adopted a stock option plan and there are no warrants, or other common stock equivalents outstanding.

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Estimated Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial  instruments consist principally of cash, accounts payable, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Amortization of Website and Related Software Costs

Certain direct purchase and related development costs associated with the Company's prior websites and related software were capitalized and included external direct costs of services and payroll costs for employees involved in the software projects. These costs were recorded as property and equipment and amortization was charged based on a three year asset life. Costs incurred during the preliminary project stage, as well as maintenance and training costs were expensed as incurred.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)

Monetary items are recorded at the exchange rate prevailing as at the balance sheet date;

(ii)

Non-Monetary items including equity are recorded at the historical exchange rate; and

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

We did not have any off-balance sheet arrangements as of September 30, 2011.

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded a net loss of $(62,462) for the three month period ended September 30, 2011 and has accumulated net losses totaling $(108,871) since inception. Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of September 30, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months and subsequent to the period ended September 30, 2011 we have raised private placement funds of $80,000 to address this concern. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Share Capital and Shares Issued for Settlement of Accounts Payable

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

On June 24, 2010, the Company issued 325,000,000 shares of its common stock to its incorporator, chief executive officer and president for organization costs/services and issued an additional 15,000,000 shares to its sole outside director for services. These services were valued at $6,500 and $300, respectively based on a share price of $0.00002.

On June 24, 2010 following its formation, the Company issued 300,000,000 shares of our common stock to Domain Media, LLC, an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names, based on a price of $0.00002 per share. Domain Media, LLC had paid $6,000 to outside consultants to develop the various websites and the third party acquisition cost for the websites and/or domain names, was therefore used to value the transaction at $6,000.

On February 23, 2011, the Company issued 100,000,000 shares of its common stock to nineteen (19) accredited investors who purchased their shares under a registration statement filed on Form S-1 with the Securities Exchange Commission ('SEC'). The nineteen (19) individual investors paid $0.0002 per share or a total of combined investment of $20,000.

On May 2, 2011 the Company's sole outside director submitted 15,000,000 shares he held for cancellation.

On June 23, 2011 the Company's president submitted 300,000,000 shares he held for cancellation.

At September 30, 2011, there were 434,750,000 shares of our common stock issued and outstanding and no preferred stock issued and outstanding.

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 5 – Advances and loans from stockholders

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

Note 6 – Loans

On August 23, 2011, the Company issued a Promissory Note ('Note One') to a unrelated corporation (the 'Lender') in the amount of $34,000 to evidence a loan the Company received on May 3, 2011. Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $871 accrued during the three month period ended September 30, 2011 and has accrued total interest of $1,420 since advance on May 3, 2011. The total balance owing on Note One was $35,420 at September 30, 2011.

On August 23, 2011, the Company issued a second Promissory Note ('Note Two') to the Lender in the amount of $39,965 to evidence a loan the Company received on August 2, 2011. Note Two accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $657 accrued during the three month period ended September 30, 2011 and has accrued total interest of $657 since advance on August 2, 2011. The total balance owing on Note Two was $40,622 at September 30, 2011.

On August 23, 2011, the Company issued a third Promissory Note (the “Note Three”) to the Lender in the amount of $24,965 to evidence a loan the Company received on August 23, 2011. Note Three accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $267 accrued during the three month period ended September 30, 2011 and has accrued total interest of $267 since advance on August 23, 2011. The total balance owing on Note Three was $25,232 at September 30, 2011.

On August 29, 2011, the Company issued a fourth Promissory Note (the “Note Four”) to the Lender in the amount of $9,992 to evidence a loan the Company received on August 26, 2011. Note Four accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $99 accrued during the three month period ended September 30, 2011. Note Four has accrued total interest of $99 since advance on August 26, 2011. The total balance owing on Note Four was $10,091 at September 30, 2011.

Note 7 – Acquisition of Mineral Properties

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

RARUS MINERALS INC.

(An Exploration Stage Company)

Notes to Financial statements

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

Note 8 – Subsequent Event

On October 14, 2011, the Company received $80,000 from an accredited investor as a deposit toward a private placement initiative which is currently underway.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Summary

Rarus Minerals Inc. was incorporated in the State of Nevada on June 23, 2010 and trades on the OTC-BB under the symbol RARS.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. Our fiscal year end is June 30th. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings.

History of the Company

The Company was incorporated under the name HotelPlace, Inc. and on June 24, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State changing its corporate name to Rarus Minerals Inc. to reflect the restructuring of our business to focus on the acquisition, exploration and development of rare earth mineral properties.

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

Rare earth metals are a collection of seventeen (17) chemical elements in the periodic table, namely scandium, yttrium and the fifteen (15) lanthanides (see below table). They are commonly used for high tech applications, alternative energy technologies, and defense technologies. For example, rare earth metals are used in wind power generation, fuel cells, rechargeable batteries, hydrogen storage, radar deflection, stealth detection, night vision and permanent magnets used in electric and electric-hybrid vehicles. Generally, rare earth metals cannot be replaced by an alternative, making them virtually essential to our technological world. Deposits of rare earth metals in high concentrations are relatively scarce.

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

Maps of Pilot Peak Property

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

THIS MAP COMPLIES WITH NATIONAL MAP ACCURACY STANDARDS

Recent Developments

Successful Funding Initiatives

During the last several months we have successfully raised $188,922 to fund the initial phase of our exploration project:

On May 3, 2011, we received a loan of $34,000 ('Note One') from an unrelated corporation (the 'Lender'). Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lendor.

On August 2, 2011, we received a loan of $39,965 ("Note Two') from the Lender. Note Two accrues simple interest of 10% per annum and is due upon ten days written from the Lender.

On August 23, 2011, we received a loan of $24,965 (“Note Three”) from the Lender. Note Three accrues simple interest of 10% per annum and is due upon ten days written from the Lender.

On August 29, 2011, we received a loan of $9,992 (“Note Four”) from the Lender. Note Four accrues simple interest of 10% per annum and is due upon ten days written from the Lender.

On October 14, 2011, we received $80,000 from an accredited investor as a deposit toward a private placement initiative which is currently underway.

Results of Operations for the Three Month Periods Ended September 30, 2011 and September 30, 2010 and the Exploration Stage Period from June 23, 2010 to September 30, 2011

We are a start-up, exploration stage company with a limited operating history. We intend to explore our current mineral claim properties and pursue other exploration opportunities regarding mineral exploration projects as opportunities arise. Our operating results for the periods ended September 30, 2011 and September 30, 2010 and the Exploration Stage Period of June 23, 2010 to September 30, 2011 (the ‘Exploration Stage’) are summarized as follows:

	September 30, 2011	September 30, 2010	Exploration Stage
Revenue	$–	$–	$–
Expenses (including interest expense)	$(62,462)	$(1,410)	$(154,646)
Debt cancelation non–cash gain	$–	$–	$49,500
Impairment loss – website/domain names	$–	$–	$(3,725)
Net Loss	$(62,462)	(1,410)	$(108,871)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Expenses

Exploration expenses were $33,233 and $nil, respectively for the three month periods ended September 30, 2011 and September 30, 2010. Exploration expenses for the Exploration Stage totaled $51,733. During the current period, exploration expenses related to U.S. Bureau of Land Management rental fees on our properties and fees paid for geological consulting. We expect to incur significant exploration expenses during the next twelve months.

Professional & Consultant Fees

Professional fees were $25,000 and $nil, respectively for the three month periods ended September 30, 2011 and September 30, 2010. Professional fees for the Exploration Stage totaled $33,000. During the current year period, professional fees included fees paid for legal, accounting and auditor fees. In the next twelve months, we project professional fees to increase moderately.

Administrative Expenses

Administrative expenses were $2,141 and $1,410, respectively for the three month periods ended September 30, 2011 and September 30, 2010. During the Exploration Stage Period administrative expenses totaled $29,400. During the current period administrative fees were primarily composed of transfer agent fees, bank charges and filing fees related to our SEC filings. We expect administrative fees to increase moderately during the coming year.

Investor Relations

Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three periods ended September 30, 2011 and September 30, 2010, these expenses totaled $195 and $nil, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $195. We anticipate Investor Relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep investors informed of Company developments.

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

Other Income - Gain on Cancellation of Debt

On May 11, 2011, two former officers of the company assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On June 30, 2011, these former officers, who had on May 11, 2011 resigned from the Company, forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company. A gain of $49,500 from cancellation of this debt is included in these financial statements.

Other Income - Impairment Loss-website and domain names

On July 22, 2011, the Company sold its website and all rights it held to domain names. Due to the proximity to the fiscal 2011 year end, an impairment loss of $(3,725) on these website/domain names assets was entered for the year ended June 30, 2011.The proceeds of the sale proceeds included the forgiveness by the purchaser, who had been the hosting provider of the website, of $275 for unpaid hosting fees.

Net Loss

We incurred a net losses of $(62,462) and $(1,410) for the three month periods ended September 30, 2011 and September 30, 2010, respectively. The net loss for the Exploration Stage totaled $(108,871) and included a non-cash gain of $49,500 related to the cancelation of debt and a non-cash loss of $(3,725) related to an impairment loss regarding our websites/domain names.

Liquidity and Capital Resources

Our financial position as at September 30, 2011 and September 30, 2010 are as follows:

Net Working Capital (Deficiency)
	As at September 30, 2011	As at June 30, 2010

Current Assets	$6,744	$2,121
Current Liabilities	134,060	72,125
Net Working Capital (Deficiency)	(127,316)	(70,004)

Our net working capital deficiency increased from $(70,004) at June 30, 2010 to $(127,316) at September 30, 2011 primarily as a result of an increase in loans entered into by the Company.

Cash Flows
	Three Months ended September 30, 2011	Three Months ended September 30, 2010

Net cash (used) by Operating Activities	$(71,491)	$(2,282)
Net cash (used) by Investing Activities	-	-
Net cash provided by Financing Activities	74,922	3,350
Increase (Decrease) in Cash during the Period	3,431	1,068
Cash, Beginning of Period	1,325	-
Cash, End of Period	4,756	1,068

Since the date of our inception on June 23, 2010 to September 30, 2011, we have raised $20,000 though an offering of our common shares; $108,922 from loans; and (net) $18,500 from stockholder advances. As of September 30, 2011 we had cash on hand of $4,756 and a prepaid expenses balance of $1,988.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”) and our transactions are primarily conducted in USD. Foreign currency rate fluctuations may have an impact on the Company’s financial reporting. Any such fluctuations may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

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

As of September 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2011, as a result of the identification of the material weaknesses described below.

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

ccordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

Remediation Plan

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal year ended June 30, 2012, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At September 30, 2011, we had cash in the amount of $4,756 and a net working capital deficiency of $(127,316). We incurred a net loss of $(62,462) for the three month period ended September 30, 2011 and a net loss of $(108,871) since inception on June 23, 2010. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, stockholder advances, and third party loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a) During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed as such.

(b) During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(1)	Bylaws
10.1(2)	Pilot Peak Property Agreement
10.2(3)	Website & Domain Name Sale Agreement
31.1	Certificate of President & Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
32.1

Certificate of President & Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)    Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by this reference

(2)    Filed with the SEC on June 29, 2011 as an exhibit to a Current Report on Form 8-K and incorporated herein by this reference.

(3)    Filed with the SEC on July 27, 2011 as an exhibit to a Current Report on Form 8-K and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARUS MINERALS INC.

/s/ Manfred Ruf

Manfred Ruf

President & CEO, CFO

Dated: October 31, 2011