Form 10-Q/A
period 2011-09-30
RARUS MINERALS INC
filed 2011-11-10
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Rarus Minerals, Inc. (the “Company”) on Form 10-Q/A for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on October 31, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(1)	Bylaws
10.1(2)	Pilot Peak Property Agreement
10.2(3)	Website & Domain Name Sale Agreement
31.1(4)	Certificate of President & Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(4)	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
32.1(4)

Certificate of President & Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(5)	XBRL Instance Document
101.SCH(5)	XBRL Taxonomy Extension Schema Document
101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(5)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4)   Filed with the SEC on October 31, 2011 as an exhibit

(5)  Filed herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARUS MINERALS INC.

/s/ Manfred Ruf

Manfred Ruf

President & CEO, CFO

Dated: November 10, 2011

3