Form 10-Q
period 2011-12-31
RARUS TECHNOLOGIES INC
filed 2012-02-13
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

  X .    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2011

OR

      .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

RARUS TECHNOLOGIES INC.

(Exact name of small business issuer as specified in its charter)

Commission File # 333-168925

Nevada

(State or other jurisdiction of incorporation or organization)

27-2015109

(IRS Employer Identification Number)

2850 W. Horizon Ridge Parkway, Suite 200

Henderson, NV 89052

 (Address of principal executive offices)

Phone: (702) 430-4610

 (Issuer’s telephone number)

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

The issuer had 434,750,000 shares of common stock issued and outstanding as of February 13, 2012.

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Balances Sheets at December 31, 2011 (unaudited) and June 30, 2011 (audited)	1

Unaudited Statements of Operations for the three and six month periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of June 23, 2010 to December 31, 2011	2

Unaudited Statements of Cash Flows for the six month periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of June 23, 2010 to December 31, 2011	3

Unaudited Supplemental Disclosure of Non-cash Investing and Financing Activities for the six month periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of June 23, 2010 to December 31, 2011	4

Unaudited Notes to Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

PART II. Other Information	16

Item 1. Legal Proceedings	16

Item 1a. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Balances Sheets

	December 31, 2011 (unaudited)	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$20,058	$1,325
Prepaid expenses	21,214	796
Total current assets	41,272	2,121
OTHER ASSETS
Websites & domains (net of amortization of $2,000 at June 30, 2011) (Note 2)	—	275
Total other assets	—	275
Total assets	$41,272	$2,396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 4)	$—	$19,075
Advances and loans from stockholders (Note 6)	18,500	18,500
Loans (Note 7)	108,922	34,000
Accrued interest on loans (Note 7)	5,202	550
Total current liabilities	132,624	72,125
Total liabilities	$132,624	$72,125

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 5, 8 and 9)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 100,000,000 shares authorized; zero shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 750,000,000 shares authorized; 434,750,000 and 425,000,000 issued and outstanding at December 31, 2011 and June 30, 2011, respectively (Note 4)	434,750	425,000
Additional Paid-in Capital (Notes 4)	(453,195)	(448,320)
Shares subscribed but unissued	80,000	—
Retained Earnings (Deficit) accumulated during exploration stage	(152,907)	(46,409)
Total stockholders’ equity (deficit)	$(91,352)	$(69,729)

Total liabilities and stockholders’ equity (deficit)	$41,272	$2,396

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS TECHNOLOGIES INC.

 (An Exploration Stage Company)

Statements of Operations

(Unaudited)

		Three months ended December 31, 2011		Three months ended December 31, 2010		Six months ended December 31, 2011		Six months ended December 31, 2010	June 23, 2010 (inception) through December 31, 2011

EXPENSES:
Exploration expenses		$10,538		$—		$43,771		$—	$62,271
Professional & consultant fees		12,670		—		37,670		—	45,670
Administrative expenses		3,069		693		5,210		2,105	32,469
Investor relations		—		—		195		—	195
Mineral properties impairments		15,000		—		15,000		—	52,875
Total expenses		41,277		693		101,846		2,105	193,480
Net (loss) from Operations		(41,277)		(693)		(101,846)		(2,105)	(193,480)

OTHER INCOME (LOSS):
Gain from debt cancellation		—		—		—		—	49,500
Impairment loss		—		—		—		—	(3,725)
Interest expense (Note 7)		(2,759)		—		(4,652)		—	(5,202)
Net Other Income (Loss)		(2,759)		—		(4,652)		—	40,573

NET (LOSS)		$(44,036)		$(693)		$(106,498)		$(2,105)	$(152,907)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding (Note 2)		434,750,000		640,000,000		434,114,130		640,000,000

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS TECHNOLOGIES INC.

 (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months ended December 31, 2011	Six months ended December 31, 2010	June 23, 2010 (inception) through December 31, 2011

Cash flows from operating activities:
Net loss for the period	$(106,498)	$(2,105)	$(152,907)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operation activities:
Mineral properties impairments	15,000	—	52,875
Impairment loss - website/domain names	—	—	3,725
Net gain on debt cancellation	—	—	(49,500)
Amortization	—	1,000	2,000
Common stock issued for organization expense	—	—	6,800
Net change in operating assets and liabilities
Sale of website/domain names	275	—	275
Prepaid expenses	(20,418)	—	(21,214)
Accounts payable and accrued expenses	(9,548)	(4,898)	17,077
Net cash provided by (used in) operating activities	(121,189)	(6,003)	(140,869)

Cash flows from investing activities:
Purchase of Mineral Properties	(15,000)	—	(52,875)
Net cash provided by (used in) investing activities	(15,000)	—	(52,875)

Cash flows from financing activities:
Common stock issued for cash	—	—	20,000
Shares subscribed but not issued	80,000	—	80,000
Deferred offering costs paid in cash	—	—	(13,620)
Proceeds from advances and loans from stockholders	—	6,850	25,850
Re-payments for advances and loans from stockholders	—	—	(7,350)
Proceeds from loans	74,922	—	108,922
Net cash provided by (used in) financing activities	154,922	6,850	213,802

Net increase (decrease) in cash	18,733	847	20,058

Cash, beginning of period	1,325	—	—

Cash, end of period	$20,058	$847	$20,058

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS TECHNOLOGIES INC.

 (An Exploration Stage Company)

Supplemental Disclosure of Non-cash Investing and Financing Activities

(Unaudited)

	Six months ended December 31, 2011	Six months ended December 31, 2010	June 23, 2010 (inception) through December 31, 2011

Forgiveness of account payable owed to former director	$—	$—	$7,000
Common stock issued for mineral properties purchases	$4,875	$—	$4,875

The accompanying notes to financial statements are an integral part of these Financial statements

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 1 – Operations

Organization and Description of Business

Rarus Technologies Inc. ('Rarus', 'We', the 'Registrant', or the 'Company') was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company changed its name to Rarus Minerals Inc.; and on February 7, 2012 the Company changed its name to Rarus Technologies Inc. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings; nor has it been involved in any consolidation, or merger arrangements. The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is June 30th.

Rarus trades on the OTCBB and the Pink Sheets under the symbol RARS.

Exploration Stage Activities

The Company is presently classified as an exploration stage company and has not yet realized any revenues from its planned operations. The Company's mineral exploration activities to current date have included exploration of the Pilot Peak Property in California, USA. The Company acquired the Pilot Peak Property on June 24, 2011 and cancelled the acquisition agreement for this property on January 4, 2012. On December 13, 2011, the Company had also acquired a mineral exploration property in Nevada, USA named the Eagleville Property and has also cancelled the Eagleville Property acquisition agreement effective January 16, 2012.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding, to include common stock equivalents. As of December 31, 2011, the Company has not adopted a stock option plan and there are no warrants, or other common stock equivalents outstanding.

RARUS TECHNOLOGIES INC.

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

RARUS TECHNOLOGIES INC.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less. During the period ended December 31, 2011, the Company did not hold any demand deposits in any banks and its cash consisted of funds held in its attorney's trust account.

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

We did not have any off-balance sheet arrangements as of December 31, 2011.

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded a net loss of $(106,498) for the six month period ended December 31, 2011 and has accumulated net losses totaling $(152,907) since inception. The Company also has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of December 31, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months and during the three month period ended December 31, 2011 we have raised private placement funds of $80,000 to address this concern. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On June 24, 2010, following its formation, the Company issued 300,000,000 shares of our common stock to an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names, based on a fair value estimate price of $0.00002 per share for total deemed consideration of $6,000.

On February 23, 2011, the Company issued 100,000,000 shares of its common stock to nineteen (19) accredited investors who purchased their shares under a registration statement filed on Form S-1 with the Securities Exchange Commission ('SEC'). The nineteen (19) individual investors paid $0.0002 per share or a total of combined investment of $20,000.

On May 2, 2011, the Company's sole outside director submitted 15,000,000 shares he held for cancellation.

On June 23, 2011, the Company's president submitted 300,000,000 shares he held for cancellation.

On July 12, 2011, the Company issued 9,750,000 restricted shares of our common stock to the vendors of the Pilot Peak Property. These shares issued based on a fair value estimate price of $0.0005 per share for total deemed consideration of $4,875. This valuation was based on the closet comparable transaction which was a private control shares transaction on May 11, 2011 which was valued at $0.0005 per share.

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

On December 13, 2011, the Company issued 1,500,000 restricted shares of our common stock to the vendors of the Eagleville Property. These shares were cancelled on January 16, 2012 and due to the proximity of this event to the December 31, 2011 period end, the effect of this cancellation was backdated to December 31, 2011.

At December 31, 2011, there were 434,750,000 shares of our common stock issued and outstanding and no preferred stock issued and outstanding.

Note 5 – Shares Subscribed but Unissued

At the balance sheet date of December 31, 2011, the Company had a balance of $80,000 related to a private placement sale of shares for which a deposit has been received, but for which shares have not yet been issued. The subscribers of these shares are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the shares will be issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The shares will be deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

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

Note 7 – Loans

On August 23, 2011, the Company issued a Promissory Note ('Note One') to a unrelated corporation (the 'Lender') in the amount of $34,000 to evidence a loan the Company received on May 3, 2011. Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $871 accrued during the three month period ended December 31, 2011 and has accrued total interest of $2,291 since advance on May 3, 2011. The total balance owing on Note One was $36,291 at December 31, 2011.

On August 23, 2011, the Company issued a second Promissory Note ('Note Two') to the Lender in the amount of $39,965 to evidence a loan the Company received on August 2, 2011. Note Two accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $1,007 accrued during the three month period ended December 31, 2011 and has accrued total interest of $1,664 since advance on August 2, 2011. The total balance owing on Note Two was $41,629 at December 31, 2011.

On August 23, 2011, the Company issued a third Promissory Note (the “Note Three”) to the Lender in the amount of $24,965 to evidence a loan the Company received on August 23, 2011. Note Three accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $629 accrued during the three month period ended December 31, 2011 and has accrued total interest of $896 since advance on August 23, 2011. The total balance owing on Note Three was $25,861 at December 31, 2011.

On August 29, 2011, the Company issued a fourth Promissory Note (the “Note Four”) to the Lender in the amount of $9,992 to evidence a loan the Company received on August 26, 2011. Note Four accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $252 accrued during the three month period ended December 31, 2011. Note Four has accrued total interest of $350 since advance on August 26, 2011. The total balance owing on Note Four was $10,342 at December 31, 2011.

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 8 – Mineral Properties and Mineral Properties Impairments

Pilot Peak Property Acquisition and Agreement Cancellation

On June 24, 2011, the Company entered into an option to purchase a 100% interest to the rights to certain lode mining claims consisting of approximately 2,600 acres situated in San Bernardino County, California (the 'Pilot Peak Property'). On January 4, 2012, the Company cancelled the Pilot Peak Agreement and ownership of all exploration and mineral rights to the Pilot Peak Property reverted to the Pilot Peak property vendors. No further payments are due from the Company to the Pilot Peak Property vendors.

Eagleville Property Acquisition and Agreement Cancellation

On December 13, 2011, the Company entered into an option to purchase a 100% interest to the rights to certain lode mining claims, consisting of approximately 1140 acres, situated in the Eagleville Mining District, Mineral County, Nevada (the 'Eagleville Property'). On January 16, 2012, the Company cancelled the Eagleville Agreement and ownership of all exploration and mineral rights to the Eagleville Property reverted to the Eagleville property vendors. To effect the cancellation, the Company forfeited the initial advance royalty payments totaling $15,000 made to the property vendors and the property vendors agreed to return for cancellation 1,500,000 restricted common shares which had been issued to them by the Company; and such shares were cancelled on January 16, 2012. No further payments are due from the Company to the Eagleville Property vendors.

Impairments

As required by generally accepted accounting principles ('GAAP'), the Company reviewed its mineral properties acquisitions and determined its expenditure of $15,000 during the three month period ended December 31, 2011 did not qualify as an asset based on the standards of SEC Industry Guide 7 and was therefore impaired. The Company affirmed a current period impairment charge of $15,000 and also affirmed past and current impairment charges totaling $(52,875) for the Exploration Stage Period. At present, the Company has no mineral property balances which are classified as assets under GAAP.

Note 9 – Subsequent Events

As detailed in Note 8, subsequent to the period ended December 31, 2011, on January 4, 2012, the Company effected cancellation of the Pilot Peak Agreement and on January 16, 2012, the Company effected cancellation of the Eagleville Agreement

On January 27, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State changing its corporate name to Rarus Technologies Inc. to reflect a planned change to the Company’s business. On February 7, 2012, approval of this name change was granted by the Financial Industry Regulatory Authority ('FINRA') and the Company's name became Rarus Technologies Inc.

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “RARS”, “we”, “us” and “our” are references to Rarus Technologies Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Summary

Name change to Rarus Technologies Inc.

On January 27, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State changing its corporate name to Rarus Technologies Inc. to reflect a planned change to the Company’s business. On February 7, 2012, approval of this name change was granted by the Financial Industry Regulatory Authority ('FINRA') and the Company's name became Rarus Technologies Inc.

Rarus Technologies Inc. ('Rarus', 'We', the 'Registrant', or the 'Company') was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company changed its name to Rarus Minerals Inc.; and on February 7, 2012 the Company changed its name to Rarus Technologies Inc. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings; nor has it been involved in any consolidation, or merger arrangements. Our fiscal year end is June 30th.

The Company is presently classified as an exploration stage company and has not yet realized any revenues from its planned operations. The Company's mineral exploration activities to current date have included exploration of the Pilot Peak Property in California, USA. The Company acquired the Pilot Peak Property on June 24, 2011 and cancelled the acquisition agreement for this property on January 4, 2012. On December 13, 2011, the Company had also acquired a mineral exploration property in Nevada, USA named the Eagleville Property and has also cancelled the Eagleville Property acquisition agreement effective January 16, 2012.

During the period ended December 31, 2011, we began a review of our business model and expect to finalize changes to our current model in the near future.

Rarus trades on the OTCBB and the Pink Sheets under the symbol RARS.

Funding initiative

On October 14, 2011, we received $80,000 from an accredited investor as a deposit toward a private placement initiative which is currently underway.

Results of Operations for the Three and Six Month Periods Ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period from June 23, 2010 to December 31, 2011

We are a start-up, exploration stage company with a limited operating history. Our operating results for the periods ended December 31, 2011 and December 31, 2010 and the Exploration Stage Period of June 23, 2010 to December 31, 2011 (the ‘Exploration Stage’) are summarized as follows:

	Three Months ended December 31, 2011	Three Months ended December 31, 2010	Six Months ended December 31, 2011	Six Months ended December 31, 2010	June 23, 2010 (inception) to December 31, 2011
Revenue	$–	$–	$–	$–	$–
Operating expenses	$(41,277)	$(693)	$(101,846)	$(2,105)	$(193,480)
Interest expense	$(2,759)	$–	(4,652)	–	(5,202)
Debt cancelation non–cash gain	$–	$–	$–	$–	$49,500
Impairment loss – website & domains	$–	$–	$–	$–	$(3,725)
Net Loss	$(44,036)	(693)	$(106,498)	(2,105)	$(152,907)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Expenses

Exploration expenses were $10,538 and $43,771 versus $nil and $nil, respectively for the three and six month periods ended December 31, 2011 and December 31, 2010. Exploration expenses for the Exploration Stage totaled $62,271. During the current period, exploration expenses related to U.S. Bureau of Land Management rental fees on our properties and fees paid for geological consulting. We expect exploration expenses to decrease significantly in the upcoming quarter.

Professional & Consultant Fees

Professional fees were $12,670 and $37,670 versus $nil and $nil, respectively for the three and six month periods ended December 31, 2011 and December 31, 2010. Professional fees for the Exploration Stage totaled $45,670. During the current year period, professional fees included fees paid for legal, accounting and auditor fees. In the next twelve months, we project professional fees to increase moderately or remain at current levels.

Administrative Expenses

Administrative expenses were $3,069 and $5,210 versus $693 and $2,105, respectively for the three and six month periods ended December 31, 2011 and December 31, 2010. During the Exploration Stage Period administrative expenses totaled $32,469. During the current period administrative fees were primarily composed of transfer agent fees, bank charges and filing fees related to our SEC filings. We expect administrative fees to increase moderately during the coming year.

Investor Relations

Investor relations expenses were $nil and $195 versus $nil and $nil, respectively for the three and six month periods ended December 31, 2011 and December 31, 2010. During the Exploration Stage Period investor relations expenses totaled $195. Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. We anticipate Investor Relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep investors informed of Company developments.

Impairment Losses on Mineral Properties

On June 24, 2011 we entered an Option to purchase the Pilot Peak Property and made cash and share payments to the vendors of the Pilot Peak property totaling $37,875; and on December 13,2010 we entered an Option to purchase the Eagleville Property and made cash and share payments to the vendors of the Eagleville property totaling $15,000. To conform with generally accepted accounting principles pertaining to the classification of the mineral properties as assets, impairment charges of $(37,875) for the Pilot Peak property and $15,000 for the Eagleville property were entered against these assets based on the Company’s impairment analyses as of June 30, 2011 and December 31, 2011. Impairment charges for the Exploration Stage Period totaled $(52,875).

Other Income - Gain on Cancellation of Debt

On May 11, 2011, two former officers of the company assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On June 30, 2011, these former officers, who had on May 11, 2011 resigned from the Company, forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company. A gain of $49,500 from cancellation of this debt is included in these financial statements and accounts payable data reflected in the Exploration Stage period column in the Statement of Operations are net of the $7,000 accounts payable elimination.

Other Income - Impairment Loss-website and domain names

On July 22, 2011, the Company sold its website and all rights it held to domain names. Due to the proximity to the fiscal 2011 year end, an impairment loss of $(3,725) on these website/domain names assets was entered for the year ended June 30, 2011.

Net Loss

We incurred a net losses of $(44,036) and $(106,498) versus $(693) and $(2,105) respectively, for the three and six month periods ended December 31, 2011 and December 31, 2010. The net loss for the Exploration Stage totaled $(152,907) and included a non-cash gain of $49,500 related to the cancellation of debt and a non-cash loss of $(3,725) related to an impairment loss regarding websites/domain names.

Liquidity and Capital Resources

Our financial position as at December 31, 2011 and December 31, 2010 are as follows:

Net Working Capital (Deficiency)
	As at December 31, 2011	As at June 30, 2010

Current Assets	$41,272	$2,121
Current Liabilities	132,624	72,125
Net Working Capital (Deficiency)	(91,352)	(70,004)

Our net working capital deficiency increased from $(70,004) at June 30, 2010 to $(91,352) at December 31, 2011 primarily as a result of an increase in loans entered into by the Company.

Cash Flows
	Six Months ended December 31, 2011	Six Months ended December 31, 2010

Net cash (used) by Operating Activities	$(121,189)	$(6,003)
Net cash (used) by Investing Activities	(15,000)	-
Net cash provided by Financing Activities	154,922	6,850
Increase (Decrease) in Cash during the Period	18,733	847
Cash, Beginning of Period	1,325	-
Cash, End of Period	20,058	847

Since the date of our inception on June 23, 2010 to December 31, 2011, we have raised $20,000 though an offering of our common shares; $108,922 from loans; $18,500 (net) from stockholder advances; and $80,000 from a private placement deposit. As of December 31, 2011 we had cash on hand of $20,058 and a prepaid expenses balance of $21,214.

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

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in mineral resource markets. The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter of the Company’s fiscal year ended June 30, 2012, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Risks Related To Our Company

We are currently re-evaluating our business model and expect to exit the mineral explorations industry

On February 7, 2012, in anticipation of a change in our business mode, the Company changed its name to Rarus Technologies Inc.  We do not yet know what risks will be related to any new business we may enter and we cannot provide investors with any assurance that we will generate any operating revenues from any new business venture, or ever achieve profitable operations.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At December 31, 2011, we had cash in the amount of $20,058 and a net working capital deficiency of $(91,352). We incurred a net loss of $(106,498) for the six month period ended December 31, 2011 and a net loss of $(152,907), net of non-cash gains, since inception on June 23, 2010. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, stockholder advances, and third party loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances have lead our independent registered public accounting firm, in their report included in our Form 10-K for the year ended June 30, 2011, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock and debt offerings. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number

Exhibit Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.2(2)	Amendment to Articles of Incorporation
31.1	Certificate of President & Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
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

RARUS TECHNOLOGIES INC.

/s/ Manfred Ruf

Manfred Ruf

President & CEO, CFO

Dated: February 13, 2012