Form 10-Q
period 2012-03-31
RARUS TECHNOLOGIES INC
filed 2012-04-30
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

The issuer had 434,750,000 shares of common stock issued and outstanding as of April 30, 2012.

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Table of Contents

Page
PART I. Financial Information	1

Item 1. Financial Statements.	1

Balances Sheets at March 31, 2012 (unaudited) and June 30, 2011 (audited)	1

Unaudited Statements of Operations for the three and nine month periods ended March 31, 2012 and March 31, 2011 and the Exploration Stage Period of June 23, 2010 to March 31, 2012	2

Unaudited Statements of Cash Flows for the nine month periods ended March 31, 2012 and March 31, 2011 and the Exploration Stage Period of June 23, 2010 to March 31, 2012	3

Unaudited Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. Other Information	17

Item 1. Legal Proceedings	17

Item 1a. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Balance Sheets

	March 31, 2012 (unaudited)	June 30, 2011
ASSETS
CURRENT ASSETS
Cash	$—	$1,325
Prepaid expenses	9,167	796
Total current assets	9,167	2,121
OTHER ASSETS
Websites & domains (net of amortization of $nil and $2,000 at March 31, 2012 and June 30, 2011, respectively) (Note 2)	—	275
Total other assets	—	275
Total assets	$9,167	$2,396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 4)	$6,581	$19,075
Advances and loans from stockholders (Note 6)	18,500	18,500
Loans (Note 7)	108,922	34,000
Accrued interest on loans (Note 7)	7,931	550
Total current liabilities	141,934	72,125
Total liabilities	$141,934	$72,125

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 5, 8 and 9)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 100,000,000 shares authorized; zero shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 750,000,000 shares authorized;434,750,000 and 425,000,000 issued and outstanding at March 31, 2012 and June 30, 2011, respectively (Note 4)	434,750	425,000
Additional Paid-in Capital (Notes 4)	(453,195)	(448,320)
Shares subscribed but unissued	80,000	—
Retained Earnings (Deficit) accumulated during exploration stage	(194,322)	(46,409)
Total stockholders’ equity (deficit)	$(132,767)	$(69,729)

Total liabilities and stockholders’ equity (deficit)	$9,167	$2,396

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC.

 (An Exploration Stage Company)

Statements of Operations

(Unaudited)

		Three months ended March 31, 2012		Three months ended March 31, 2011		Nine months ended March 31, 2012		Nine months ended March 31, 2011	June 23, 2010 (inception) through March 31, 2012

EXPENSES:
Exploration expenses		$9,042		$—		$52,813		$—	$71,313
Professional & consultant fees		20,847		—		58,517		—	66,517
Administrative expenses		5,806		2,575		11,016		4,677	38,275
Investor relations		2,990		—		3,185		—	3,185
Mineral properties impairments		—		—		15,000		—	52,875
Total expenses		38,685		2,575		140,531		4,677	232,165
Net (loss) from Operations		(38,685)		(2,575)		(140,531)		(4,677)	(232,165)

OTHER INCOME (LOSS):
Gain from debt cancellation		—		—		—		—	49,500
Impairment loss		—		—		—		—	(3,725)
Interest expense (Note 7)		(2,730)		—		(7,382)		—	(7,932)
Net Other Income (Loss)		(2,730)		—		(7,382)		—	37,843

NET (LOSS)		$(41,415)		$(2,575)		$(147,913)		$(4,677)	$(194,322)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding (Note 2)		434,750,000		640,000,000		434,324,545		614,734,144

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC.

 (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine months ended March 31, 2012	Nine months ended March 31, 2011	June 23, 2010 (inception) through March 31, 2012

Cash flows from operating activities:
Net loss for the period	$(147,913)	$(4,677)	$(194,322)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operation activities:
Mineral properties impairments	15,000	—	52,875
Impairment loss - website/domain names	—	—	3,725
Net gain on debt cancellation	—	—	(49,500)
Amortization	—	1,500	2,000
Common stock issued for organization expense	—	—	6,800
Net change in operating assets and liabilities
Sale of website/domain names	275	—	275
Prepaid expenses	(8,371)	—	(9,167)
Accounts payable and accrued expenses	(238)	566	26,387
Net cash provided by (used in) operating activities	(141,247)	(2,611)	(160,927)

Cash flows from investing activities:
Purchase of Mineral Properties	(15,000)	—	(52,875)
Net cash provided by (used in) investing activities	(15,000)	—	(52,875)

Cash flows from financing activities:
Common stock issued for cash	—	20,000	20,000
Shares subscribed but not issued	80,000	—	80,000
Deferred offering costs paid in cash	—	(6,120)	(13,620)
Proceeds from advances and loans from stockholders	—	7,350	25,850
Re-payments for advances and loans from stockholders	—	(7,350)	(7,350)
Proceeds from loans	74,922	—	108,922
Net cash provided by (used in) financing activities	154,922	13,880	213,802

Net increase (decrease) in cash	(1,325)	11,269	—

Cash, beginning of period	1,325	—	—

Cash, end of period	$—	$11,269	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities

Forgiveness of account payable owed to former director	$—	$—	$7,000
Common stock issued for mineral properties purchases	$4,875	$—	$4,875

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

Note 1 – Operations

Organization and Description of Business

Rarus Technologies Inc. ('Rarus', 'We', the 'Registrant', or the 'Company') was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company changed its name to Rarus Technologies Inc.; and on February 7, 2012 the Company changed its name to Rarus Technologies Inc. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings; nor has it been involved in any consolidation, or merger arrangements. The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is June 30th.

Rarus trades on the OTCBB under the symbol RARS.

Exploration Stage Activities

The Company is presently classified as an exploration stage company and has not yet realized any revenues from its planned operations. The Company's mineral exploration activities to date have included exploration of the Pilot Peak Property in California, USA. The Company acquired the Pilot Peak Property on June 24, 2011 and cancelled the acquisition agreement for this property on January 4, 2012. On December 13, 2011, the Company had also acquired a mineral exploration property in Nevada, USA named the Eagleville Property and has also cancelled the Eagleville Property acquisition agreement effective January 16, 2012.

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

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding, to include common stock equivalents. As of March 31, 2012, the Company has not adopted a stock option plan and there are no warrants, or other common stock equivalents outstanding.

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

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

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

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less. During the period ended March 31, 2012, the Company did not hold any demand deposits in any banks and its cash consisted of funds held in its attorney's trust account.

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

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

Other

The Company consists of one reportable business segment.

Advertising will be expensed when incurred.

We did not have any off-balance sheet arrangements as of March 31, 2012.

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded a net loss of $(447,913) for the nine month period ended March 31, 2012 and has accumulated net losses totaling $(194,322) since inception. The Company also has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of March 31, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months and during the three month period ended March 31, 2012 we have raised private placement funds of $80,000 to address this concern and have raised an additional $20,000 through a private placement subscription subsequent to period end. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

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

On December 13, 2011, the Company issued 1,500,000 restricted shares of our common stock to the vendors of the Eagleville Property. These shares were cancelled on January 20, 2012 and due to the proximity of this event to the December 31, 2011 period end, the effect of this cancellation was backdated to December 31, 2011.

At March 31, 2012, there were 434,750,000 shares of our common stock issued and outstanding and no preferred stock issued and outstanding.

Note 5 –  Shares Subscribed but Unissued

At the balance sheet date of March 31, 2012, the Company had a balance of $80,000 related to a private placement sale of shares for which a deposit has been received, but for which shares have not yet been issued. The subscribers of these shares are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the shares will be issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The shares will be deemed "restricted" securities under the Securities Act and may not be sold or transferred other than  pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

RARUS TECHNOLOGIES INC.

(An Exploration Stage Company)

Notes to Financial statements

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

Note 7 – Loans

On August 23, 2011, the Company issued a Promissory Note ('Note One') to an unrelated corporation (which also loaned the funds for Note Two, Note Three and Note Four; hereinafter defined as the 'Lender') in the amount of $34,000 to evidence a loan the Company received on May 3, 2011. Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $862 accrued during the three month period ended March 31, 2012 and has accrued total interest of $3,153 since advance on May 3, 2011. The total balance owing on Note One was $37,153 at March 31, 2012.

On August 23, 2011, the Company issued a second Promissory Note ('Note Two') to the Lender in the amount of $39,965 to evidence a loan the Company received on August 2, 2011. Note Two accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $996 accrued during the three month period ended March 31, 2012 and has accrued total interest of $2,661 since advance on August 2, 2011. The total balance owing on Note Two was $42,626 at March 31, 2012.

On August 23, 2011, the Company issued a third Promissory Note (the “Note Three”) to the Lender in the amount of $24,965 to evidence a loan the Company received on August 23, 2011. Note Three accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $623 accrued during the three month period ended March 31, 2012 and has accrued total interest of $1,518 since advance on August 23, 2011. The total balance owing on Note Three was $26,483 at March 31, 2012.

On August 29, 2011, the Company issued a fourth Promissory Note (the “Note Four”) to the Lender in the amount of $9,992 to evidence a loan the Company received on August 26, 2011. Note Four accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $249 accrued during the three month period ended March 31, 2012. Note Four has accrued total interest of $600 since advance on August 26, 2011. The total balance owing on Note Four was $10,592 at March 31, 2012.

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

Impairments

As required by generally accepted accounting principles ('GAAP'), impairments were charged against the Company's previous investments in mineral properties during the relevant financial periods. During the nine month period ended March 31, 2012 the Company affirmed an impairment charge of $15,000 and also affirmed past and current impairment charges totaling $52,875 for the Exploration Stage Period.

Note 9 – Subsequent Event

On April 12, 2012, the Company received a cash deposit of $20,000 for a private placement subscription.

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

Rarus Technologies Inc. ('Rarus', 'We', the 'Registrant', or the 'Company') was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company changed its name to Rarus Technologies Inc.; and on February 7, 2012 the Company changed its name to Rarus Technologies Inc. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings; nor has it been involved in any consolidation, or merger arrangements. Our fiscal year end is June 30th.

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

During the period ended March 31, 2012, we began a review of our business model and expect to finalize changes to our current model in the near future.

Rarus trades on the OTCBB under the symbol RARS.

Funding initiatives

On October 14, 2011, we received $80,000 from an accredited investor as a deposit toward a private placement initiative which is currently underway and on April 12, 2012, we received another private placement subscription deposit of $20,000 from another accredited investor.

Results of Operations for the Three and nine month Periods Ended March 31, 2012 and March 31, 2011 and the Exploration Stage Period from June 23, 2010 to March 31, 2012

We are a start-up, exploration stage company with a limited operating history. Our operating results for the periods ended March 31, 2012 and March 31, 2011 and the Exploration Stage Period of June 23, 2010 to March 31, 2012 (the ‘Exploration Stage’) are summarized as follows:

	Three Months ended March 31, 2012	Three Months ended March 31, 2011	Nine months ended March 31, 2012	Nine months ended March 31, 2011	June 23, 2010 (inception) to March 31, 2012
Revenue	$–	$–	$–	$–	$–
Operating expenses	$(38,685)	$(2,575)	$(140,531)	$(4,677)	$(232,165)
Interest expense	$(2,730)	$–	(7,382)	–	(7,932)
Debt cancelation non–cash gain	$–	$–	$–	$–	$49,500
Impairment loss – website & domains	$–	$–	$–	$–	$(3,725)
Net Loss	$(41,415)	(2,575)	$(147,913)	(4,677)	$(194,322)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Expenses

Exploration expenses were $9,042 and $52,813 versus $nil and $nil, respectively for the three and nine month periods ended March 31, 2012 and March 31, 2011. Exploration expenses for the Exploration Stage totaled $71,313. During the current period, exploration expenses related to geological consulting fees and assay expenses. We do not expect to incur further exploration expenses.

Professional & Consultant Fees

Professional fees were $20,847 and $58,517 versus $nil and $nil, respectively for the three and nine month periods ended March 31, 2012 and March 31, 2011. Professional fees for the Exploration Stage totaled $66,517. During the current year period, professional fees included fees paid for legal, accounting and auditor fees. In the next twelve months, we project professional fees to increase moderately or remain at current levels.

Administrative Expenses

Administrative expenses were $5,806 and $11,016 versus $2,575 and $4,677, respectively for the three and nine month periods ended March 31, 2012 and March 31, 2011. During the Exploration Stage Period administrative expenses totaled $38,275. During the current period administrative fees were primarily composed of transfer agent fees, bank charges and filing fees related to our SEC filings. We expect administrative fees to increase moderately during the coming year.

Investor Relations

Investor relations expenses were $2,990 and $3,185 versus $nil and $nil, respectively for the three and nine month periods ended March 31, 2012 and March 31, 2011. During the Exploration Stage Period investor relations expenses totaled $3,185. Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. We anticipate Investor Relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep investors informed of Company developments.

Impairment Losses on Mineral Properties

In previous periods we have made cash and share payments to the mineral property vendors totaling $52,875 and impairment charges of $52,875 have been recorded in our financial statements. In the period ended March 31, 2012, mineral property impairments totaled $15,000. We do not expect to incur further mineral property impairment expenses.

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

Interest Expense

Interest expense charges were $2,730 and $7,382 versus $nil and $nil, respectively for the three and nine month periods ended March 31, 2012 and March 31, 2011. During the Exploration Stage Period interest expense totaled $7,932. Interest expense comprises accrued interest for four loans detailed in Note 7 of our financial statements. We anticipate Interest expense will remain approximately at current levels during the coming quarters.

Net Loss

We incurred a net losses of $(41,415) and $(447,913) versus $(2,575) and $(4,677) respectively, for the three and nine month periods ended March 31, 2012 and March 31, 2011. The net loss for the Exploration Stage totaled $(194,322) and included a non-cash gain of $49,500 related to the cancelation of debt and a non-cash loss of $(3,725) related to an impairment loss regarding websites/domain names.

Liquidity and Capital Resources

Our financial position as at March 31, 2012 and March 31, 2011 are as follows:

Net Working Capital (Deficiency)
	As at March 31, 2012	As at June 30, 2010

Current Assets	$9,167	$2,121
Current Liabilities	141,934	72,125
Net Working Capital (Deficiency)	(132,767)	(70,004)

Our net working capital deficiency increased from $(70,004) at June 30, 2010 to $(132,767) at March 31, 2012 primarily as a result of an increase in loans entered into by the Company.

Cash Flows
	Nine months ended March 31, 2012	Nine months ended March 31, 2011

Net cash (used) by Operating Activities	$(141,247)	$(2,611)
Net cash (used) by Investing Activities	(15,000)	-
Net cash provided by Financing Activities	154,922	13,880
Increase (Decrease) in Cash during the Period	(1,325)	11,269
Cash, Beginning of Period	1,325	-
Cash, End of Period	–	11,269

Since the date of our inception on June 23, 2010 to March 31, 2012, we have raised $20,000 though an offering of our common shares; $108,922 from loans; $18,500 (net) from stockholder advances; and $80,000 from a private placement deposit. As of March 31, 2012 we had cash on hand of $nil and a prepaid expenses balance of $9,167.

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

As of March 31, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2012, as a result of the identification of the material weaknesses described below.

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

Risks Related To Our Company

We are currently re-evaluating our business model and plan to exit the mineral explorations industry

On February 7, 2012, in anticipation of a change in our business model, the Company changed its name to Rarus Technologies Inc.  We do not yet know what risks will be related to any new business we may enter and we cannot provide investors with any assurance that we will generate any operating revenues from any new business venture, or ever achieve profitable operations.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At March 31, 2012, we had cash in the amount of $nil and a net working capital deficiency of $(132,767). We incurred a net loss of $(147,913) for the nine month period ended March 31, 2012 and a net loss of $(194,322), net of non-cash gains, since inception on June 23, 2010. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, stockholder advances, and third party loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

o

Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;

o

Availability and costs of financing;

o

Ongoing costs of production;

o

Market prices for the precious metals to be produced;

o

Environmental compliance regulations and restraints; and

o

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.2(2)	Amendment to Articles of Incorporation
3.2(3)	Amendment to Articles of Incorporation
31.1	Certificate of President & Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
32.1

Certificate of President & Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)    Filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1 and incorporated herein by this reference

(2)    Filed with the SEC on June 29, 2011 as an exhibit to a Current Report on Form 8-K and incorporated herein by this reference.

(3)    Filed with the SEC on February 8,m 2012 as an exhibit to a Current Report on Form 8-K and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARUS TECHNOLOGIES INC.

/s/ Manfred Ruf

Manfred Ruf

President & CEO, CFO

Dated: April 30, 2012