Form 10-K
period 2012-06-30
RARUS TECHNOLOGIES INC
filed 2012-09-28
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

i

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

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of September 28, 2012, there were 434,750,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	18
ITEM 1B.	Unresolved Staff Comments	26
ITEM 2.	Properties	26
ITEM 3.	Legal Proceedings	26
ITEM 4.	Mine Safety Disclosure	26

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	27
ITEM 6.	Selected Financial Data	28
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	29
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 8.	Financial Statements and Supplementary Data:	33
	Reports of Independent Registered Public Accounting Firms	34
	Consolidated Balance Sheets at June 30, 2012 and June 30, 2011	36
	Consolidated Statements of Operations for the years ended June 30, 2012 and June 30, 2011 and the Exploration Stage Period of June 23, 2010 to June 30, 2012	37
	Consolidated Statement of Stockholders’ Equity	38
	Consolidated Statements of Cash Flows for the years ended June 30, 2012 and June 30, 2011 and the Exploration Stage Period from June 23, 2010 to June 30, 2012	39
	Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the years ended June 30, 2012 and June 30, 2011 and the Exploration Stage Period of June 23, 2010 to June 30, 2012	40
	Notes to Consolidated Financial Statements	41
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
ITEM 9A.	Controls and Procedures	54
ITEM 9B.	Other Information	55

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	56
ITEM 11.	Executive Compensation	58
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	60
ITEM 14.	Principal Accounting Fees and Services	61

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	62

SIGNATURES		63

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

CORPORATE SUMMARY

Rarus Technologies Inc. was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company changed its name to Rarus Minerals Inc.; and on January 26, 2012 the Company changed its name to Rarus Technologies Inc.

During the fiscal year ended June 30, 2012, we determined we should enter the Social Media enterprise business because we are seeking a better method to create value for our shareholders. After conducting independent research on how to execute this transition we began negotiations for acquisition of software on which to build a Social Media enterprise and this culminated in the signing of an agreement with ThinkCorp AG to purchase a Social Media mobile phone Application named "Zngle". Parallel to execution of this agreement, on May 8, 2012, the Company incorporated in Nevada a wholly owned subsidiary named Zngle, Inc. to act as the operations center for the new business and effective that date all activities in its former mining initiative were terminated and the Company effectively became a Social Media Enterprise business. Under the License Agreement, the primary development work of the Zngle Social Media Application continues to be performed by ThinkCorp AG and to date the Company has launched beta versions of its mobile phone App and has not yet generated any revenues.

We are a development stage corporation and since inception the Company and its subsidiary (collectively 'Rarus', 'We', the 'Registrant', or the 'Company') has not been involved in any bankruptcy, receivership or similar proceedings; nor has it been involved in any merger arrangements. Rarus trades on the OTCQB over the counter market under the symbol RARS.

COMPETITIVE EDGE

The Company faces competition from Facebook and other specialized online social media and local deals sites, including LinkedIn and Citysearch. However, these sites either lack the mobile capabilities or fail to offer a video-focused user platform, thereby restricting its business participants of valuable exposure with prospective customers. Zngle plans to capitalize on its competitors’ weaknesses by building on the following strengths:

✓

Free for users and businesses

✓

Social media incorporation

✓

Complex technology made simple

✓

Integration with mobile applications

✓

Extensive, categorical searchability

✓

Sleek, user-friendly site design

✓

Affiliations with trusted websites

✓

Focus on local, individual communities

To launch our Social Media business we invested substantial time in analyzing what worked and what didn’t work on existing Social Media platforms. We then, through our License Agreement with ThinkCorp, engaged talented developers who had turnkey solutions in the form of the Zngle platform. A key element of our screening process for this partnership was a focus on finding a team who excelled in the areas we found worked in the Internet commerce market. We also focused on selecting a partner who believed in our vision, were results oriented and were economical to hire. We then began developing our business model. The first primary component was to create a platform that was "incredibly sticky" with high user retention rates (people returning repeatedly to use the site). This is important as frequency of user visits to a site are a key generator of revenues from sales of ad space.

The second part of our model was to find a way to capture local commerce through the creation of seamless ways for local businesses to interact with people who are looking to buy their products and services. The challenge at this juncture was to create an innovative mobile phone App but remain simple to use. Our solution was the creation of augmented reality coupons which enable consumers to easily redeem coupons with their mobile device in a manner where they would not have to make upfront payments as they do with other coupon transaction companies. Our plan now is to generate revenues by charging companies to host their augmented reality coupons.

In summary, our business model and vision are simple: to create multiple streams of revenue at the same time creating an exciting/interactive experience for users.

BUSINESS DECRIPTION

Industry Overview

There is no doubt that social networks continue to play an increasingly important part in many people's lives. A recent report by EMarketer predicts there will be a massive 1.43 billion social network users in 2012, representing a 19.2 percent increase over 2011 figures (source: www.emarketer.com/Article.aspx?R=1008903).

Social media usage varies from place to place and from one demographic to the next. A Pew Internet survey (source: www.pewinternet.org/Reports/2011/Social-Networking-Sites.aspx) found that 65 percent of Internet users in the U.S. used social networking sites, up from 61 percent the previous year. Sixty-one percent of adults under 30 reported that they used a social networking site at least once on a typical day while daily usage among Internet users aged between 50-64 rose sharply, from 20 percent in 2010 to 32 percent last year.

“The graying of social networking sites continues, but the oldest users are still far less likely to be making regular use of these tools,” said Senior Research Specialist and report co-author Mary Madden. “While seniors are testing the waters, many Baby Boomers are beginning to make a trip to the social media pool part of their daily routine.”

Alongside personal usage, more businesses are taking advantage of the benefits social media sites can offers. Small businesses continue to gravitate to digital/online media, particularly to self-serve advertising and promotional tools, including video, social media and search engine marketing (SEM), according to the latest wave of Local Commerce Monitor, BIA/Kelsey's 15-year tracking study of SMB advertising spending, media usage, Web presence and sales channels (source: www.biakelsey.com). SMBs surveyed in LCM Wave 15 reported they plan to allocate 26 percent of their budgets to digital/online media over the next 12 months.

As the Internet’s newest spot for businesses and prospective buyers to seamlessly connect through Social Media, Zngle will continue to encourage adoption of its technology through various marketing avenues.  Smartphone users can take advantage of Zngle’s Augmented Reality Coupon offers an easy-to-use App that automatically registers geographic location and pulls up offerings in the user’s vicinity.

The Company will boost brand consciousness through online methods including the search engine optimization of its website, viral marketing, Google AdWords, and cross-promotions with other search engines and video platforms.  Traditional channels of garnering attention will involve print media, television advertising, and public relations tactics, including press releases and print articles.  Finally, Zngle will round out its promotional efforts with Chamber of Commerce membership and word of mouth proliferation, thereby communicating its mission of creating a local, community-focused platform for businesses and consumers alike.

Zngle Functionality

The zone functionality makes Zngle unique in the way it gives people the ability to segment and quantify your friends list. The zone functions allow members to put people in family, friends, colleagues, community, acquaintances, dating and custom zones. By quantifying friend’s lists allows members to allow certain zones to see certain posts.

Zngle's focus is on establishing an innovative business model intended to bridge cutting-edge social media and e-commerce into a marketplace that connects friends, family, consumers, and vendors in new and exciting ways.  Zngle.com is designed be a centralized Internet portal and next-generation social media website that incorporates voice/text messaging, video email, video calling, voIp calling and mobile technologies to allow consumers to access real-time information about various products and services through augmented proximity reality search features.

Zngle strives for simplicity and ease of use in its website and mobile application and feel these features will set us apart from traditional social media sites. For example if you activate your colleague zone you can socialize with people with the same occupation/profession. Or when you upload content you can easily choose the zone that sees your post. Beta feedback from users regarding the zone functionality has been positive. The uniqueness of the zone functions will allow Zngle to deploy a targeted marketing campaign which will build its member base. An example of this is the ability of specific types of users to  target other like-minded users  to socialize directly with each other and  network and share content.

Zngle.com will offer augmented reality coupons that feature proximity alerts for specific merchants. It is these unique attributes of the Zngle platform that will attract a wide audience of consumers who are actively seeking and redeeming coupons. The new self-serve coupon feature will also appeal to both small and large businesses looking to reach local customers through their Zngle Business Pages. Zngle members will receive alerts via push notification on their smartphones when they are within proximity to a business offering a coupon. Members can easily redeem an offer by displaying the mobile coupon at the point of purchase. Ultimately, the Company may branch into the rapidly growing group-buying segment, as popularized by Groupon and LivingSocial.

Zngle will generate revenue by selling banner space that will be viewed by people who are within the advertiser's relevant geographic location and who display the appropriate interest criteria. Zngle will gather this specific user information by tracking accessed content, 'liked' items, and profile information. This kind of targeted market intelligence allows Zngle the ability to charge a premium for ad space. Zngle will also incorporate a bidding strategy on all banner inventories to ensure maximum revenues.

Market Analysis Summary

Internet use

According to a survey by the Pew Internet & American Life Project, 74% of Americans use the Internet regularly, and more Americans have high-speed Internet connections today than ever before.  About 60% of home Internet users have broadband access, and 55% of American adults use wireless Internet(1).

E-commerce

While the impressive double digit growth that was once the hallmark of online shopping has slowed, e-commerce continues to be a vital part of the retail industry.  By 2014, e-commerce sales will represent 8% of all retail sales in the U.S, according to Forrester Research.  In 2009, more than 154 million people, or 67% of the online community in the United States, purchased something online.  Computers, apparel, and consumer electronics account for 44% of the $155 billion spent online in 2009(2).

Online advertising

Internet advertising revenues have been increasing non-stop for years.  Internet publishing has severely challenged newspapers, periodicals, and print media by radically increasing the number of outlets for people to publish opinions and information.  The results have been substantial already, with revenue growing 21.4% annually from 2006 to 2011.  In 2011 alone, online industry advertising revenue is expected to grow 18.8% to $38.7 billion.

The following charts and graphics are provided by IBISWorld, and provide an overview of Internet publishing and broadcasting in the United States(3):

The largest Internet advertising merchants – Google, Yahoo, and Facebook - have seen growth in recent years despite severe economic headwinds.  Google, in particular, which generates 97% of its revenue from advertising, has seen healthy revenue growth.

The following chart demonstrates the company’s financial performance from 2006 to 2011(4):

The growth in online advertising is a story that extends far beyond Google.  According to IBIS World, “The number of jobs in this industry has risen 12.6% annually to 119,461 in 2011.  Similarly, the number of establishments has risen 13.3% annually to about 50,558.  More than 90.0% of these establishments are non-employers, though, reflecting an enormous growth in entrepreneurs.  These owner-operators include self-employed bloggers, online cartoonists, filmmakers, and opinion writers and earn a salary of about $47,000 on average." (5)

Digital and mobile media

On-demand media consumption also continues to expand rapidly worldwide.  Tools like Internet television systems, wireless laptops, web-enabled gaming consoles, handheld mobile devices, and high-speed PCs are giving users instant access to media and entertainment, revolutionizing the way media is consumed.  By 2013, digital and mobile sales will account for $234 billion in global revenue, according to PricewaterhouseCoopers(6).

Mobile devices have become ubiquitous and can now perform many of the same tasks as a cumbersome computer.  People are not going to the Internet anymore; the Internet is going to the people and staying with them wherever they go.  Many mobile users are even using their phones to access the Internet more than they are using their computers.  A full 40% of iPhone users say that they browse the web more on their mobile phone than they do their laptop or desktop.  The Company will capitalize on this trend, allowing clients to reach consumers wherever they are, on whatever device or network they use.  The following table shows how the number of page views per month on mobile devices has grown exponentially over the last three years:

Global mobile web consumption increased 148% in 2009(7). Mobile data traffic is projected grow from 0.09 exabytes* per month in 2009 to 3.6 exabytes per month in 2014, representing a compound annual growth rate ('CAGR') of 108%.  Global mobile data traffic from 2009 to 2014 is displayed in the following table(8):

	2009	2010	2011	2012	2013	2014	CAGR 2009-2014
By Application Category (TB per month)
Video	35,897	113,094	298,981	652,846	1,322,219	2,336,732	131%
P2P	15,496	23,783	50,740	104,969	177,250	276,952	78%
Gaming	4,615	11,716	27,038	62,199	110,981	173,177	106%
VoIP	4,579	11,245	24,918	55,821	100,028	156,829	103%
Web/Data/Other	30,242	60,251	133,827	273,782	451,264	621,610	83%
By Device Type (TB per month)
Non-Smartphones	7,179	15,678	33,965	63,938	103,350	142,612	82%
Smartphones	9,390	27,446	78,199	192,392	407,870	748,713	140%
Portables, Netbooks, Tablets	69,857	166,229	397,056	836,510	1,543,097	2,495,710	104%
Broadband Gateways	4,402	10,735	26,283	56,776	107,425	178,265	110%
Total Mobile Data Traffic	90,829	220,088	535,503	1,149,617	2,161,741	3,565,300	108%

*[An "exabyte" is a unit of information or computer storage equal to one quintillion bytes. The unit symbol for the exabyte is "EB". A "terabyte" is a unit of information or computer storage equal to one trillion bytes. The unit symbol for the terabyte is "TB"]

Mobile Application Stores' Number of Downloads and Revenue, Worldwide

VentureBeat

30,000
25,000
20,000
15,000
10,000
5,000
0
2009
2010
2013
Downloads (in M)
Total revenue (in $M)

Source: Gartner, December 2009

Mobile phone Applications

Mobile applications generated a total of $6.8 billion in global revenues in 2010, according to market research firm Gartner (9).  This is a 60% increase over the $4.2 billion that consumers spent on mobile applications in 2009.  Industry experts predict that the mobile application industry will generate $30 billion in revenue by 2013.  Downloads of mobile apps will jump to 50 billion in 2012, a remarkable rise from the seven billion applications that were downloaded in 2009 (10). Approximately 82% of the downloaded applications this year were free, a figure that is anticipated to increase to 87% by 2013.  0.9% of mobile application revenue in 2010, or $600 million dollars, was projected to be generated by advertising.

The mobile application market has been driven by the rapid adoption of smartphone technology among consumers.  More than 296.6 million smartphone units were sold in 2010, a 72.1% increase from 2009, according to Gartner(11). In addition, 69.5 million people have smartphones, representing 29% of all U.S. handset owners, according to comScore(12). Smartphones accounted for 19% of total mobile handset sales in 2010(13). Moreover, today there are three times as many smartphone being activated every minute worldwide than there are babies being born(14). Experts predict that by 2013, smart phones will account for an estimated 20% of the global market(15). And, within just four years, there may be eight billion mobile subscribers, according to Ericsson CEO Hans Vestberg(16). In the U.S. market, RIM’s Blackberry has 36% market share, while Android has 28% and Apple has 21%, according to a 2010 report from the NPD Group(17). However, the most popular handset in February 2011 – the most recent month data were available – was the iPhone, according to comScore(18). The following chart shows the top three smartphone platforms as of February 2011.

In 2011, Nielsen predicted that one in two Americans will have a smartphone by Christmas(19).

Location-based services

Location-based services provide location-specific services to users whose location is ascertained through GPS or wireless networks.  These services have been called “the hottest segment of social media.”  It’s easy to see why: the market for location-based services already stands at $2.9 billion, and is expected to rise to $8.3 billion by 2014, according to market research firm Gartner(20). Market research firm ABI is even more bullish on the sector: it predicts that location-based services will generate $14 billion in 2014(21).

It is abundantly clear that location-based services, while still in their infancy, have huge potential for consumers, businesses, and marketers.  Facebook, Google, and Foursquare have all entered this market in recent years, in an effort to capitalize on this robust growth. Businessweek identifies location-based services as a “potential goldmine for advertisers,” and says that they could “radically transform how we communicate and stay connected with friends."(22) Fortune urges its readers to “expect rapid growth in this segment.” (23)

Coupons

As a result of the recent recession, consumers have turned to coupons for the first time in more than a decade in unmatched numbers.  As illustrated in the chart below, consumer coupon redemption increased 27% between 2008 and 2009 alone(24).

Despite this uptick in coupon usage, consumers tend to leave many coupons unredeemed.  While $3.5 billion in coupons were redeemed in 2009, more than $250 billion in coupons were left unspent.  Because of the disparity in the cost of widely targeted coupon distribution versus consumer action, advertisers are starting to see the benefits of alternative coupon distribution.  While only 1% of free-standing insert (FSI) coupons are redeemed, advertisers still pay 100% of the cost.

Internet-based coupons, on the other hand, are printed only by those consumers who are interested in the products or services they have selected, and companies are charged on a pay-per-print basis.  As a result, redemption rates are 15 times higher with Internet coupons than with traditional FSIs, and are cheaper for companies.  There is also a reduced likelihood of fraudulent redemption practices.  Though newspapers have an advantage over the Internet because of their distribution network (though according to Newspapers & Technology, the online coupon market is catching up, growing at an estimated 500% a year) (25), growing consumer access to the Internet through computers and mobile devices is fueling the growth of the coupon industry in unexpected ways.  The same is true of deal sites.  While no hard figures are available, anecdotally, business owners that have worked with Groupon say that about 50% of the deals are typically redeemed, which is much higher than standard redemption rates.  Coupon trends, according to BrandCouponNetwork, include the following statistics: (26)

•

367 billion were printed in 2009

•

Only 3.3 billion redeemed (0.89%)

•

Average face value - $1.44

•

61% of online consumers visit CPG sites for coupons

•

36% of online consumers download coupons at least monthly

•

80% of online consumers redeemed some kind of coupon in the past three months

•

Online couponers make more money, shop more, and talk more about new products

Market Segmentation

“Fully 62% of online 25-34 year olds and 57% of 35-44 year-olds use online classified ads, compared with 49% of online 18-24 year olds and 48% of online 45-54 year olds,” according to Pew.  The charts below break down online classified users by age and demographics(27).

Demographics of online classifieds users

The percentage of each demographic group to use online classified ads sites, such as Craigslist, in 2009.

	% who have ever used classified ads sites	% who use these sites on a typical day
All internet users	**49%**	**9%**
Gender		
Men	51%	12%^
Women	47	7
Race		
Whites	49%	10%
Blacks	44	8
Hispanics	49*	10*
Education		
Less than high school	40%*	7%*
High school grad	45	8
Some college	49	12
College grad+	54^	9
Household Income		
Less than $30,000	42%	6%
$30,000-$49,999	47	9
$50,000-$74,999	56^	13^
$75,000 or more	56^	12^
Community type		
Urban	47%^	10%^
Suburban	47^	10^
Rural	32	4

Source: Pew Internet & American Life Project survey conducted from March 26-April 29, 2009. For all adult internet users n=1,687, and the margin of error is +/-3%. Sample sizes and margins of error vary by demographic group.

* Due to the relatively small sample sizes for these subgroups, please interpret the data with some caution. N=110 for English-speaking Hispanics and n=85 for adults with less than a high school education.

^ These demographic groups are significantly more likely than other groups to use online classified ads, or to use them on a typical day.

Pew Internet
Pew Internet & American Life Project

Additionally, the Pew report states that, “College graduates and higher income-earners as well as urban and suburban Internet users are more likely than their counterparts to use online classified ads.”  The report also noted the following facts:

•

Online adults living in households with incomes of $50,000 or more a year are significantly more likely than lower earners to visit and use classified ads sites.  More than half (56%) of higher income Internet users use sites such as Craigslist, compared with 47% of those making $30,000-$49,999 and 42% of those making less than $30K per year.

•

College graduates are significantly more likely than online adults with no college education to use online classified ads.  Fully 54% of online college graduates use classified ads sites, while 45% of online adults with a high school degree and 40% of online adults with no high school education use these types of website.

•

Urban and suburban residents are also significantly more likely than rural internet users to use online classified ads.  Some 47% of both urban and suburban internet users visit sites like Craigslist, compared with 32% of rural internet users.  Online rural adults are also much less likely to use these sites on a typical day: one in ten (10%) urban and suburban internet users use online classifieds, while just 4% of rural adults do so.

•

While women and men are equally likely to visit online classified ads sites, men (12%) are slightly more likely than women (7%) to use these sites on a typical day.”

Competitive Comparison

Zngle experiences direct competition from LinkedIn, CitySearch, Yelp, and YouTube.  These competitors are discussed in detail below.

LinkedIn

www.LinkedIn.com

Linkedin.com is by far the dominant source of social media for business professionals.  In 2012, they generated 2,610,193,664 page views.  The site additionally generates more than 312,742,848 unique visitors each month.

linkedin.com
Monthly 39.3M US 106.1M Global
Advertise
+Favorites
View Site
Share
United States
Want to view audience reports like this for your web properties? Get Quantified™ today!
PEOPLE
1,609,427 -52%
VISITS
2,030,528 -49%
PAGE VIEWS
14,058,120 -57%
People (United States) per Day | Week | Month
Aug 11, 2012 — Sep 11, 2012
More Options
Directly Measured quantcast
5M
4M
3M
2M
1M
8/13/2012
8/20/2012
8/27/2012
9/3/2012

CitySearch

www.citysearch.com

Citysearch provides reviews and guides for various industries in a certain geographic area.  Profile pages for each business include a review, map and directions, contact information, and the option to upload images.  CitySearch attracts approximately 5.8 million viewers in the United States each month(28).

Citysearch Network

0 Sites

Monthly 2.4M US 2.5M Global

+Favorites

Share

Global

Want to view audience reports like this for your web properties? Get Quantified™ today!

PEOPLE	VISITS	PAGE VIEWS
88,432 -10%	92,388 -10%	225,077 -9%

People (Global) per **Day** | Week | Month

Aug 11, 2012 — Sep 11, 2012

More Options

Directly Measured quantcast
120K
100K
80K
60K
40K
8/13/2012
8/20/2012
8/27/2012
9/3/2012

Yelp

www.yelp.com

Much like CitySearch, Yelp provides access to industry listings by category and location as well as customer reviews.  Each business receives a profile page, which can include directions, pictures, and a link to that business’s profile.  The site does not favor video listings and does not encourage consumer-to-consumer classified sales.  It received 16.5 million unique U.S. viewers in August 2012(29).

yelp.com

Monthly **19.1M** US

Advertise | +Favorites | View Site | Share | United States

This publisher has not implemented Quantcast Measurement. Data is estimated and not verified by Quantcast. Get Quantified!™

PEOPLE

16,578,009 0%

PARTIAL PROFILE

Sites using Quantcast Measurement can report more information.
View a similar Quantified site to see page views and visits.

People (United States) per **Month**

Jan 30, 2012 — Jul 30, 2012

Estimate Only
quantcast
20M
15M
10M
5M
3/2012
4/2012
5/2012
6/2012
7/2012

Marketing Strategy and Implementation Summary

“Taking Social Media to Living Media”

Combining the favorable elements of other social media sites into one streamlined platform, Zngle has created a brand that emphasizes simplicity above all else to connect businesses with prospective buyers online.  As the new age of social media listings culminate in the Company’s vision, Zngle’s online and mobile platform redefines what’s possible on the Internet and allows for greater virtual interaction between users.  To increase brand awareness and encourage adoption of its platform, the Company will  implement its advertising strategy through avenues including print media, television advertising, public relations, and cross-marketing with other Internet video platforms.

With its guiding principles established, the Company plans to send a clear message about its mission and purpose to potential users, thereby building customer loyalty and recruiting  potential members to its user community.  The Company intends to achieve the following objectives:

❖

Grow its base of users

❖

Build the brand into a household name

❖

Establish itself as a trusted resource for businesses and consumers

❖

Attract enough business users in major metro markets before expanding nationwide

In order to reach these operational goals, the Company will build on its strengths and advantages, as outlined in the following section.

PLAN OF OPERATION

The Company will continue to generate interest in its online marketplace concept by utilizing a direct sales approach and a variety of advertising channels that will increase the Company’s exposure to industry businesses and consumers.  Zngle will benefit from numerous techniques, ranging from traditional methods to online methods, peppered with supplemental techniques to complete its promotional campaign.  Components of the Zngle marketing strategy include:

Online methods

°

Website:  The Company will search engine optimize its website in order to draw traffic.

°

Viral marketing:  Zngle will rely on online viral marketing to spread its message of convenience, simplicity, and value.  Viral marketing efforts will include cross marketing with other websites and video platforms, YouTube videos, a presence on social networking sites, and regular postings on Twitter.  According to Amy Webb, a Digital and Product Business Consultant to online media companies, “Through services such as Twitter and Facebook, anyone with a mobile phone or laptop can easily move beyond chit-chatting with a circle of friends to spreading information on a worldwide network of millions.” (30)

°

Internet advertising:  The Company will use a combination of Internet advertising, including Cost-per-Click, Google AdWords, Tags, and banner ads as appropriate.  This multi-pronged effort will help generate interest in the Company from the online community and general public.  Additionally, the Company will coordinate marketing efforts with websites such as Google and Craigslist.

°

CPA Networks:  CPA networks are often called "super affiliates" who are themselves affiliates of merchants via the traditional affiliate networks, and recruit other affiliates to promote the merchant through them instead of directly via the merchants program at the traditional network. CPA networks take advantage of the ability to get higher commission rates due to their high volume, which they pass in part down to their affiliates. Average affiliates usually get paid a lower commission if they promote the merchant directly, because they are rarely able to generate the required volume to reach the higher payout tiers (source: wikipedia.org). The Company’s commitment building a superior member base to become a dominant force in the social media realm, relies on building a broad member base economically. For this reason, using CPA networks is a great way to manage marketing costs and strategically calculate growth. Zngle will use Http://www.monetise.co.uk and http://www.matomy.com for their CPA services.

°

PPI Network:  The use of Pay per install ("PPI") is another way which Zngle will use to manage marketing costs through the ability it creates for Zngle to pay a fixed rate for installs. Zngle is developing a relationship with TapJoy to utilize their PPI services.

Traditional methods

°

Public relations:  Today, businesses are spending more on public relations ("PR") than traditional advertising methods.  Spending on PR increased 7.1% in 2008 and has been considered the fastest-growing discipline(31). For this reason, the Company intends to build a strong public relations campaign via appropriate media outlets.  Public relations efforts will include advertising, community support and approval, customer relations, print articles, press releases, and events.

°

Television advertising:  The Company recognizes that television advertising is still an effective means of reaching a large target population.  For this reason, as it grows the Company expects it will purchase advertising in the future on cable channels or area affiliates of major networks such as CBS, NBC, ABC, and Fox.

Supplementary methods

°

Word of mouth:  The Company estimates its commitment to offering a superior online experience will generate a solid and positive reputation within the industry.  We project Zngle’s users will recommend the Company’s services to their friends, family members, and professional peers.  Consumers have reported that “a person like me” has become the most credible source of information about a company or a product – from 20% in 2003 to 68% today(32). Through this simple marketing tactic, Zngle hopes to become recognized as the industry’s online marketplace leader.

___________________________________________

References:

(1)  Pew Internet & American Life Project.  “Internet, broadband, and cell phone statistics.”  January 2010.  Obtained at: http://www.pewinternet.org/Reports/2010/Internet-broadband-and-cell-phone-statistics.aspx.

(2)  Schonfeld, Erick.  “Forrester Forecast: Online Retail Sales Will Grow to $250 Billion by 2014”  Forrester Research.  Obtained at: http://techcrunch.com/2010/03/08/forrester-forecast-online-retail-sales-will-grow-to-250-billion-by-2014/.

(3)  IBISWorld.  Internet Publishing and Broadcasting in the U.S.  Industry at a Glance.  Obtained at:

http://www.ibisworld.com/industryus/ataglance.aspx?indid=1974  May 2011.

(4)  Google Inc. 2011 Annual Report and IBISWorld.

(5)  Ibid.

(6)  Li, Kenneth.  “Media revenue to hit $2.2 trillion by 2012”  Reuters.  June 18, 2008.  Obtained at: http://tinyurl.com/ydpl45c.

(7)  Quantcast: “Internet View:  2009 Report.”  January 2010.  Obtained at:  http://www.quantcast.com/info/mobile2009.

(8)   Cisco: “Cisco Visual Networking Index:  Global Mobile Data Traffic Forecast Update, 2009-2014.”  February 2010.  Obtained at:  http://www.cisco.com/en/US/solutions/collateral/ns341/ns525/ns537/ns705/ns827/white_paper_c11-520862.html.

(9)  “Gartner Says Consumers Will Spend $6.2 Billion in Mobile Application Stores in 2010.” January 2010.  http://bit.ly/f90vL8.

(10)  “Study: Mobile apps industry to hit $17.5B by 20112 with 50B in downloads.” Mobile Beat: March 2010.  http://bit.ly/eka65w.

(11)  “Gartner Says Worldwide Mobile Device Sales to End Users Reached 1.6 Billion Units in 2010; Smartphone Sales Grew 72 Percent in 2010.”  Gartner Research: February 9, 2011.  http://bit.ly/fQ3jyv.

(12)  iPhone Most Popular Handset in February. comScore. February 2011. http://selnd.com/gu5xOC.

(13)  “Gartner Says Worldwide Mobile Phone Sales Grew 17 Per Cent in First Quarter 2010.”  May 2010.  http://bit.ly/gf5cxd.

(14)  Smartphones & Devices Now Growing 3x as Fast as Babies Are Born. Read Write Web. March 2011. http://rww.to/fJkbEu.

(15)  Perez, Sarah.  “Analysts Predict 1 Billion+ Mobile Web Users by 2010.”  Dec. 2009.  http://rww.to/fquN8v.

(16)  Smartphones & Devices Now Growing 3x as Fast as Babies Are Born. Read Write Web. March 2011. http://rww.to/fJkbEu.

 (17)  Google Android outsells Apple iPhone, ranked No.2 in U.S. smartphone sales by NPD. http://bit.ly/gMCGMB.

(18)  iPhone Most Popular Handset in February. comScore. February 2011. http://selnd.com/gu5xOC.

(19)  1 in 2 Americans will have a smartphone by Christmas 2011. http://bit.ly/dC1HuZ.

(20)  “Apple, Google Collect User Data.” The Wall Street Journal: April, 22, 2011.  Obtained http://online.wsj.com/article/SB10001424052748703983704576277101723453610.html, May 2011.

(21)  “Why Social Media Should Welcome Location-Based Services.” Businessweek: September 7, 2009. Obtained http://www.businessweek.com/technology/content/sep2009/tc20090927_138649.htm, May 2011.

(22)  Ibid.

(23)  “Location: Don’t Buy All The Hype Yet.” Fortune, January 4 2011. Obtained at http://money.cnn.com/galleries/2011/technology/1101/gallery.location_services_hype.fortune/index.html, May 2011.

(24)  Inmar. Coupon Report 2010.  http://bit.ly/c9eqpp.

(25)  Beliveau, Jeff. “Coupons will clip newspapers unless publishers move forcefully.” Newspapers & Technology.  http://bit.ly/hqADnn.

(26)  BrandCouponNetwork.  “The world of sales are rapidly evolving.”  http://bcnllc.com/index.html.

(27)  Pew Internet & American Life Project.  “Half of ‘Net Users Surf Classifieds; Craigslist Most Popular.”  May 29, 2009.  Obtained at:  http://tinyurl.com/ykas3hu.

(28)  Quantcast.com, obtained at: www.quantcast.com/citysearch.com.

(29)  Quantcast.com; obtained at:  http://www.quantcast.com/yelp.com.

(30)  Rose, Joseph and Rachel Bachman.  Oregonlive.com. “Dave Chappelle’s Surprise Show Demonstrates Power of Social Networking.”  July 15, 2009.  Obtained at:  http://tinyurl.com/mp6roy.

(31)  Bloom, Jonah.  “With PR on the Rise, Here’s a Refresher on the Basics.”  May 11, 2009.  Obtained at:  http://adage.com/columns/article?article_id=136530.

(32)  Edelman Trust Barometer.  Ecommercetimes.com.  “Can Web 2.0 Help Retailers Win Price Wars?”  Obtained at: http://www.ecommercetimes.com/story/56517.html.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently do not hold patents, franchises, concessions, or utilize labor contracts in connection with our business. Under our License Agreement with ThinkCorp AG, we have acquired a non-assignable License to utilize certain Software Properties, Technical Information and Trade Marks for a period of five hundred years with a worldwide territory. Caveats of the License Agreement include items wherein: ThinkCorp AG has not warranted that it has acquired patents for its software or registered its trademarks; nor that the License will be free from the potential of infringement by other parties. Under the License Agreement Royalty Payments of 5% of Net Sales are due to ThinkCorp AG.

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

Risks Related To Our Business and Industry

We have a limited operating history on which to base an evaluation of our business and prospects.

The Company has a limited operating history upon which an evaluation of the Company and its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing  markets such as Social Media. Such risks include: without limitation, the inability of the Company to attract or retain users, the inability of the Company to generate significant advertising revenues or other service revenues from its corporate clients, a new and relatively unproven business model, the Company's ability to anticipate and adapt to a developing market, any potential failure of the Company's network infrastructure to efficiently handle user traffic, changes in laws that adversely affect the Company's business, the ability of the Company to manage effectively its rapidly expanding operations, including the amount and timing of capital  expenditures  and other costs relating to the expansion of the Company's operations, the  introduction and development of different or more extensive mobile phone App features by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of user traffic through its App and website, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions. To address these risks, the Company must, among other things, attract and retain users, retain its user base and attract a significant number of new advertising customers, respond to competitive developments, develop and extend its brand, attract, retain and motivate qualified personnel and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

We have been in the business of developing a Social Media enterprise since May 8, 2012 (the date of acquisition of the Software License) and to date we have only launched beta versions of our Social Media platform. As a result, we have a limited operating history and have never had any revenues from our operations. In addition, our operating history has been restricted to our prior, now terminated, operations which primarily included the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of the prospects for our new Social Media business venture. We have no way to evaluate the likelihood of whether we will succeed in developing a profitable Social Media platform or that we will be able to effectively operate such an enterprise if our launch is successful. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are developing our enterprise. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our Social Media platform that we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The Company is exposed to substantial risk due to its dependence on a key third-party relationship.

The Company is, and will continue to be, significantly dependent on ThinkCorp AG ("Licensor") during the term of its License Agreement. If the Company does not fulfill its payment commitments to Licensor, which total $22 million prior to May 8, 2017, Licensor may cease to provide the Zngle platform and the Company's business would cease. Additionally, the Company faces the risk that Licensor will not manage its own business in an effective manner, or become financial insolvent, either of which would have material negative impacts on the operations and outlook of the Company.

The Social Media industry is highly competitive and there is no assurance that we will be successful in executing our business strategy and we may be required to reduce or cease operations.

The Social Media industry is a new and growing industry which is highly competitive. The market for users and mobile phone advertising is new and rapidly evolving, and competition for users and advertisers is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and the Company may face competitive pressures from many additional companies located around the world. We compete with other Social Media platforms for users and advertisers. In identifying and developing opportunities in the Social Media industry, we compete with many companies possessing substantially greater financial resources, staff and technical facilities. This competition could adversely affect our ability to acquire users and advertisers in the future and there can be no assurance that we will acquire sufficient users and advertisers to produce profitability.

The Company believes that the principal competitive factors for companies seeking to create Social Media platforms are critical mass, App functionality, brand  recognition, user affinity and loyalty, broad demographic focus and open access for users. In the future, mobile phone Apps may be developed or acquired by companies currently operating other technology or media enterprises. These are expected to include Facebook, LinkedIn, CitySearch, and/or Yelp and could also include: search  engines, news content sites, commercial online service providers (such as Amazon.com), Internet service  providers ("ISPs") and other entities, certain of which may have more resources than the Company. As the Company competes for users and advertisers with other content providers and with millions of websites operated by companies, government and educational institutions, individuals, and others, if it does not create products and services which effectively compete for user attention it will not succeed.

The Company believes that the principal competitive factors in attracting advertisers include: the amount of traffic to the Zngle App, brand recognition, effective delivery of coupons, high quality customer service to advertisers, the demographics of the Company's users, the Company's ability to offer targeted  audiences and the overall cost effectiveness of the advertising medium offered by the Company. The Company believes that the number of mobile phone App providers relying on phone based advertising  revenue, as well as the number of advertisers and the number of users, will increase substantially in the future. Accordingly, the Company will likely face increased  competition, resulting in increased pricing pressures on its advertising  rates, which could have a material adverse effect on the Company's revenues.

Many of the Company's existing and potential competitors, including Facebook, LinkedIn, CitySearch, Yelp, and YouTube have longer operating histories in the Social Media industry, greater name recognition, larger user bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive  marketing  campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to advertisers, potential employees, distribution partners, e-commerce companies, and third-party content  providers. Furthermore, the Company's existing and potential competitors may develop mobile phone Apps that are equal or superior in quality to, or that achieve greater market acceptance than, Zngle. There  can be no assurance that the Company will be able to compete successfully against its current, or future,  competitors or, that competition will not have a material adverse effect on the Company's  business, results of operations and financial condition.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to monetize our Social Media platform and build our operations into in a commercially viable enterprise. At June 30, 2012, we had cash in the amount of $91,233 and a net working capital deficiency of $(46,278). We incurred a net loss of $(582,904) for the twelve month period ended June 30, 2012 and a net loss of $(629,313) since inception on June 23, 2010. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue developing our Social Media platform, we may be forced to delay, scale back, or eliminate our development activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances have lead our current and former independent registered public accounting firms, in their reports included in this Form 10-K, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock and debt offerings. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

We are exposed to substantial risk due to the terms of demand notes owed to a third party.

We have a substantial debt owing to a third party corporation who under the terms of these notes payable may call any, or all, of the notes owing on 10 days notice. Such event(s) could have a material negative effect on our cash-flow and operational plans.

Because we have an unproven business model and operate in a developing market where there is unproven acceptance of the company's services this raises substantial doubt about our ability to succeed.

The Company's business model is new and relatively unproven. The model depends upon the Company's  ability to generate multiple revenue streams by leveraging the user base of its mobile phone App. To be successful, the Company must, among other things, develop and market products and services that achieve broad market acceptance by its users, advertisers and other potential clients. There can be no assurance that any such enterprise, will achieve broad market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable.

The market for the Company's products and services is new, rapidly developing and characterized by an increasing  number of market entrants. As is typical of any new and rapidly evolving market, demand and market  acceptance for recently introduced  products and services are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would be materially and adversely affected.

Brand identity is critical to the Company and there are substantial risks associated with brand development.

The Company believes that establishing and maintaining brand identity is a critical aspect of efforts to attract and expand its user base, mobile phone Internet traffic and advertising and commerce relationships. Furthermore,  the Company believes that the importance of brand recognition will increase as low barriers to entry encourage the proliferation of Social Media Apps and websites. In order to attract and retain users,   advertisers and other clients, and in response to competitive pressures, the Company intends to increase its financial commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising campaigns in several forms of media, including online media, print, television, and other marketing and promotional efforts. If the Company does not generate a corresponding increase in revenue as a result of its branding efforts or otherwise fails to promote its brand successfully, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, results of operations and financial  condition would be materially and adversely affected.

Promotion and enhancement of the Zngle brand will also depend, in part, on the Company's success in providing a high-quality App experience. Such success cannot be assured. If users, advertisers and commerce vendors do not perceive the Zngle App experience to be of high  quality, or if the Company  introduces new services or enters into new business ventures that are not favorably received by such parties,  the value of the Company's  brand could be diluted. Such brand dilution could decrease the attractiveness of Zngle to such parties, and could materially and adversely affect the Company's business,  results of operations  and financial condition.

The Company's business model has significant reliance on advertising revenues and the short-term nature of advertising contracts increase risks to the Company's revenue stream.

The Company expects to derive a significant portion of its revenues from the sale of advertisements on its App, and expects to continue to do so for the foreseeable future. The Company's business model therefore is highly dependent on the amount of user traffic to the App, which has a direct effect on the  Company's advertising revenues. The Company is in the early stages of implementing its advertising  sales programs which, if not successful, could  materially and adversely affect the Company's  business, results of operations and financial condition.

Many of the Company's potential advertising customers may have limited experience with mobile phone based App advertising and may not yet have not devoted a significant portion of their advertising expenditures to mobile phone based App advertising and may not believe that mobile phone based App advertising to be effective relative to traditional  advertising media. There can be no assurance that the Company's will be successful in recruiting sufficient advertisers and, due to the short term nature of advertising contracts, whether these advertisers can be retained. If advertisers cannot be recruited and retainer, this could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company will need to effectively manage its advertising and coupon delivery business or there could be a significant negative impact on revenue.

The process of managing advertising within the projected large, high-traffic mobile phone App/website enterprise which the Company is seeking to develop, is an increasingly important and complex task. If the Company does not manage this task in an efficient and appropriate manner, its financial performance may be impaired. Also to the extent that the Company encounters system failures or material difficulties in the operation of its systems, the Company could be unable to deliver banner advertisements and coupons through its site. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising  management system may expose the Company to "make good" obligations with its advertisers, which, by displacing saleable advertising inventory, among other consequences, would reduce revenues and could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's ability to generate significant advertising revenues will depend, in part, on its ability to create new advertising programs without diluting the perceived value of its existing programs. The  Company's ability to generate advertising revenues will depend also, in part, on: advertisers' desire to reach the specific user base created by Zngle; the development by the Company of a sufficiently large base of users; the effective development of App content that provides user demographic characteristics that will be attractive to advertisers, and government regulation. The adoption of mobile phone based App advertising, particularly by those advertisers that have historically relied upon traditional advertising media, requires the acceptance of a new way of conducting business and exchanging information. There can be no assurance that the market for mobile phone based App advertising will continue to emerge or become sustainable. If the market develops more slowly than expected, the Company's business, results of  operations and financial condition could be materially and adversely affected.

There is intense competition for advertisers and the failure to recruit advertisers is a significant risk.

The sale of Internet and mobile phone based App advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. This makes it difficult to project  future levels of advertising revenues and rates. It is also difficult to predict which pricing models will achieve broad acceptance among advertisers. Any failure of the Company's advertising model to achieve broad market acceptance, would have a material adverse effect on the Company's business, results of operations and financial condition.

The mobile phone App industry is characterized by rapid technological change, which poses potential risks to the Company.

The market for mobile phone App products and services is characterized by rapid technological  developments, evolving industry standards and customer demands, and frequent new product   introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new mobile phone App products and services in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and  reliability of its mobile phone App in response to  both evolving demands of the marketplace and competitive product and service offerings, and there can be no assurance that the Company will be successful in doing so, which could adversely  affect the Company's business, results of operations and financial condition.

The Company must appropriately manage growth or it will not be successful.

The Company's planned growth is expected to place a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its sales, operational and financial systems and must expand, train and manage an employee base which is expected to grow rapidly. The Company's President does not have prior experience in the operation of a Social Media enterprise and the Company has yet to fill several key senior management posts. There can be no assurance that the Company will be able to effectively manage an expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations, or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and services. Any inability to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

To remain competitive the Company needs to continuously enhance and develop the Zngle App.

To remain competitive, the Company must continue to enhance and improve the responsiveness,  functionality and features of Zngle and develop new products and services. There is the potential risk that enhancements of, or improvements to, Zngle may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition.

The Company plans to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. This will require the development or licensing of increasingly complex technologies. There can be no assurance that the Company will be successful in developing or introducing such features and functions or that such features and functions will achieve market acceptance or enhance the Company's brand name recognition. Any failure of the Company to effectively develop and introduce new features and functions, or the failure of such new features and functions to achieve  market acceptance, could have a material adverse effect on the Company's business, results of operations and financial condition.

If mobile phone service providers began offering "Filter" software to their subscribers, this could have a material negative impact on the Company's advertising sales.

"Filter" software programs that limit or remove advertising from an Internet user's desktop are available to consumers. If such programs targeted at mobile phone based Apps began to be offered by mobile phone providers and became widespread in use, this could have a material adverse effect upon the viability of advertising on the Zngle App and the Company's business, results of operations and financial condition could suffer.

The Company's operations are subject to the risks of capacity constraints and systems failures.

A key element of the Company's strategy is to generate a high volume of user traffic. The Company's  ability to attract advertisers and to achieve market acceptance of its products and services, and its   reputation, depend significantly upon the performance of the Company and its network infrastructure (including servers, hardware and software). Any system failure that causes interruption or slower  response time of the Company's products and services could result in less traffic for the Zngle App and, if  sustained or repeated, could reduce the attractiveness of the Company's products and services to advertisers and users. A large increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of ad impressions for advertisers and thus negatively impact the Company's advertising revenues.

In addition, as the number of users of Zngle increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected user levels while maintaining superior  performance. Any failure of the Company's servers and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's  business, results of operations and financial condition.

The Company faces risks related to third party services and uncontrollable events.

The Company is dependent upon third parties, such as cell phone companies, to provide potential users with online services necessary for access to Zngle. Any disruption in phone and/or Internet access provided by third parties could have a material adverse effect on the  Company's business, results of operations and financial  condition.

The Company's operations are also dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer  viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer  systems. The  occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation  and the Zngle brand could be materially and adversely affected.

The Company's infrastructure, products and services, and confidential user information face security risks.

Malicious programmers ("hackers") may attempt to penetrate the Company's network security. The Company expects that such attempts could result in hackers misappropriating proprietary Company or user information or cause interruptions in the Company's products and services and the Company may be required to expend significant capital and resources to protect against or to alleviate problems caused by such parties. Additionally, the Company may not have timely remedies against a hacker attacks which penetrate its network security. Such purposeful security breaches could have a material adverse effect on the Company's business, results of operations and financial condition.

In offering certain payment services for some products and services, the Company could also become  increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events, or developments could lead to a compromise or breach of the algorithms  that the Company's licensed encryption and authentication technology used to protect such confidential information. If such a compromise or breach of the Company's licensed encryption authentication technology occurs, it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be required to expend significant  capital and resources and engage the services of third parties to protect against the threat of such security, encryption  and authentication technology breaches or to alleviate problems caused by such breaches. Concerns over the security of mobile phone Internet transactions and the privacy of users may also inhibit the growth of the mobile phones as a means of conducting commercial transactions.

The Company faces risk due to its reliance on intellectual property which may be copied or stolen.

The Company regards substantial elements of its mobile phone App and underlying technology as   proprietary and hopes to protect them by relying on intellectual property laws, including trademark,  service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company also plans to enter into confidentiality agreements with its employees and consultants and in connection with its technology and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be  possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology  independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in mobile phone Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company, or Licensor, will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Litigation may be necessary in the future to enforce the Company's  intellectual property  rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary  rights of others.  Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company,  including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged  infringement by the Company of the trademarks, service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and,  even if not meritorious, could result in substantial costs and diversion of resources and management  attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company currently licenses from third parties certain technologies incorporated into Zngle. As the Company continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all.  Additionally, there can be no assurance that the third party from which the Company currently licenses its technology will be able to defend their proprietary rights successfully against claims of infringement. As a result, any inability of the Company to obtain any of these technology licenses could result in delays or  reductions in the introduction of new services or could adversely affect the performance of its existing  services until equivalent technology can be identified, licensed and integrated.

Government regulation, taxes and legal uncertainties associated with the Internet present risks to the Company.

A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the  application of existing laws may negatively impact demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that the United States, or foreign nations will not enact legislation or seek to  enforce existing laws prohibiting or restricting certain content from the Internet. Prohibition and restriction of Internet content could expose the Company to liability, and/or require substantial modification of Zngle and thereby have a material adverse effect on the Company's business, results of operations and financial condition.

Internet user privacy has become an issue both in the United States and worldwide. The Company cannot predict the exact form of the regulations that the Federal Trade Commission ('FTC') may  adopt.  There can be no assurance that the United  States, or foreign nations will not adopt additional legislation purporting to protect such privacy. Any such action could affect the way in which the Company is allowed to conduct its business, especially those aspects that involve the collection or use of personal  information, and could have a material  adverse  effect on the Company's business, results of operations and financial condition.

The tax treatment of the Internet and e-commerce  is currently  unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. There can be no assurance that future laws will not impose taxes or other regulations on commerce over mobile phones and/or the Internet, which could substantially impair the growth of e-commerce and as a result have a material  adverse effect on the Company's  business, results of operations and financial condition.

The Company faces risks associated with potential liability for information retrieved from, or  transmitted  over the Internet, and regarding liability for products sold over the Internet.

Because materials may be downloaded from mobile phone Internet services operated or facilitated by the Company, or by the companies with which the Company has relationships, and such materials may be subsequently distributed to others, there is a potential that claims will be made against the Company  for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such  materials. Such claims have been brought against online  services in the past and such claims could be material in the future. The Company could also be exposed to liability with respect to  third-party information that may be accessible through the Company's phone App or website, or through content and materials that may be posted by users. Such claims might include, among others, that, by directly or indirectly providing hyperlink text links to Web sites operated by third parties or by  providing  discussion forums for users, the Company is liable for copyright or trademark infringement or other  wrongful actions by such third parties through such websites. It is also possible that, if any third-party content  information  provided on the Company's App contains errors, third parties could make claims against the Company for losses incurred in reliance on such information.

The Company may also be exposed to potential legal risks, such as liabilities or claims resulting from  users receiving unsolicited e-mail ("spamming"), or from lost or misdirected messages, illegal, or fraudulent use of its App or interruptions or delays occurring with information transmitted between users via its App.

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company.

Our success depends to a substantial degree upon certain a key member of our management. This individual is a significant factor in the our growth and success. The loss of the service of this sole officer and director could have a material adverse effect on our company. Additionally, we do not anticipate having key man insurance in place in respect of our directors and senior officers in the foreseeable future.

Risks Associated with Our Common Stock

Trading on the OTCQB over-the-counter market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB over-the-counter market. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Control by management creates potential risks for minority shareholders.

In the aggregate, ownership of, and by, Company management of 73.4% of the Company's issued and outstanding  shares of common stock provide management with effective control of the corporation. Such control, eliminates the possibility for minority shareholders to vote in a new board of directors and management.

Future possible issuances of additional shares may dilute current shareholder's ownership percentages in the Company.

The Company's Articles of  Incorporation, authorizes the issuance of additional shares of common stock. No information is currently available and no prediction can be made as to the timing or amount of future  sales of such  shares or the  effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company's common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could materially adversely affect prevailing market prices for our shares and the ability of the Company to raise equity capital in the future.

Risks Related To Other Factors

There is the potential of negative impact on the Company due to general economic conditions.

Purchases of new mobile phones and computers are typically discretionary decisions for consumers and may be particularly affected by adverse trends in the general economy. The success of the Company's  operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting  disposable consumer income such as employment, wages and salaries, business conditions, interest rates,  availability of credit and taxation, for the economy as a whole and in regional and local markets where the Company expects to operate. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, which could negatively impact the Company's results of operations or financial condition. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' purchases of new mobile phones and cause a material adverse effect on the Company's revenues and profitability. In addition, the Company's business strategy relies on advertising by and agreements with coupon providers. Any significant deterioration in general economic  conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

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

License Agreement

On May 8, 2012 (the "Effective Date") the Company entered into a software property, technical information and trademark license agreement (the "License Agreement") with ThinkCorp AG, (the "Licensor"). Under the License Agreement, the Company acquired software properties and software property applications to a Internet Social Media technology business concept called “Zngle”.

The License Agreement provides the Company with the rights to technical information including all unpublished research and development information, the formulation of proprietary products, method, software inventions, know-how, trade secrets, and technical data that are needed to support the Zngle business concept, including a worldwide exclusive license to the “Zngle” trademark and all of its likenesses and to certain software, source code, technical information, trademarks, and domain names which were developed and/or owned by ThinkCorp AG (the "License"). The term of the License, to the extent of the worldwide Licensed Territory, is 500 years beginning from the Effective Date. In exchange for the License, the Company has agreed to make the following scheduled payments to Licensor:

Payment Due Date	Amount
May 8, 2013	$2,000,000
May 8, 2014	$3,000,000
May 8, 2015	$5,000,000
May 8, 2016	$5,000,000
May 8, 2017	$7,000,000
TOTAL	$22,000,000

Additionally, the Company has also agreed to pay ThinkCorp AG a five percent (5%) royalty on all net sales derived from the use of the software properties, technical information and trademarks within the agreed territory.

The License Agreement is cancellable on 60 days notice by either party without any penalties, with the provision that all pro-rata royalties up to and including cancellation date would be paid to Licensor.

On June 5, 2012, the Company paid $350,000 to the Licensor as an installment toward its first payment commitment of $2,000,000 due May 8, 2013. At June 30, 2012, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $350,000 should be reflected as of June 30, 2012.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB over the counter market ('OTCQB') under the symbol: 'RARS'. We were previously also listed on the Over-The-Counter Bulletin Board ("OTC-BB"), but such listing ceased on April 23, 2012. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB and OTC-BB since we began trading April 15, 2011 through to our fiscal year end of June 30, 2012. These prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:		High Trade		Low Trade		Closing Trade

FY2011:
September 30, 2010	$	n/a	$	n/a	$	n/a
December 31, 2010		n/a		n/a		n/a
March 31, 2011		n/a		n/a		n/a
June 30, 2011		-		-		-

FY2012:
September 30, 2011		$-		-		-
December 31, 2011		-		-		-
March 31, 2012		0.24		0.24		0.24
June 30, 2012		0.59		0.032		0.04

Shareholders of Record

As of September 28, 2012, an aggregate of 440,416,666 shares of our common stock were issued and outstanding and were owned by 56 shareholders of record.

Recent Sales of Unregistered Securities

On June 6, 2012 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$20,000. This offering was comprised of 133,333 restricted common shares at $0.15 per share and 133,333 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

On June 8, 2012 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$500,000. This offering was comprised of 5,000,000 restricted common shares at $0.10 per share and 5,000,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

On June 11, 2012 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$80,000. This offering was comprised of 533,333 restricted common shares at $0.15 per share and 533,333 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering. The consideration paid for this private placement was comprised of $80,000 which was recorded in the Company's March 31, 2012 quarter-end Balance Sheet as Shares Subscribed But Unissued.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	$	$	$
Operating Revenue:
Quarter I – Three Months to September 30th	–	–	n/a
Quarter II – Three Months to December 31st	–	–	n/a
Quarter III – Three Months to March 31st	–	–	n/a
Full Year – Twelve Months to June 30th	–	–	–

Net Income/(Loss):
Quarter I – Three Months to September 30th	(62,462)	(1,410)	n/a
Quarter II – Three Months to December 31st	(44,036)	(693)	n/a
Quarter III – Three Months to March 31st	(41,415)	(2,575)	n/a
Full Year – Twelve Months to June 30th	(582,904)	(39,609)	(6,800)

Net Earnings/(Loss) per share:
Quarter I – Three Months to September 30th	Nil	Nil	n/a
Quarter II – Three Months to December 31st	Nil	Nil	n/a
Quarter III – Three Months to March 31st	Nil	Nil	n/a
Full Year – Twelve Months to June 30th	Nil	Nil	Nil

Cash:
Quarter I – Three Months to September 30th	4,756	1,068	n/a
Quarter II – Three Months to December 31st	20,058	847	n/a
Quarter III – Three Months to March 31st	9,167	11,269	n/a
Full Year – Twelve Months to June 30th	91,233	1,325	–

Total assets:
Quarter I – Three Months to September 30th	6,744	10,158	n/a
Quarter II – Three Months to December 31st	41,272	11,503	n/a
Quarter III – Three Months to March 31st	9,167	15,773	n/a
Full Year – Twelve Months to June 30th	104,566	2,396	6,000

Total stockholders’ equity (deficit):
Quarter I – Three Months to September 30th	(127,316)	4,590	n/a
Quarter II – Three Months to December 31st	(91,352)	3,898	n/a
Quarter III – Three Months to March 31st	(194,322)	(34,797)	n/a
Full Year – Twelve Months to June 30th	(46,278)	(69,729)	6,000

Total liabilities and stockholders’ equity:
Quarter I – Three Months to September 30th	6,744	10,158	n/a
Quarter II – Three Months to December 31st	41,272	11,503	n/a
Quarter III – Three Months to March 31st	9,167	15,773	n/a
Full Year – Twelve Months to June 30th	104,566	2,396	6,000

Cash dividends per share:
Quarter I – Three Months to September 30th	–	–	n/a
Quarter II – Three Months to December 31st	–	–	n/a
Quarter III – Three Months to March 31st	–	–	n/a
Full Year – Twelve Months to June 30th	–	–	–

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

We are a start-up, development stage company with a limited operating history. We intend to develop our Social Media business with the aim of achieving profitability.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

The following discussion and analysis covers material changes in the financial condition of Rarus Technologies Inc. from June 23, 2010 (inception) to June 30, 2012. During the twelve month period ended June 30, 2012, on May 8, 2012, the Company changed its focus of operations from being a mineral exploration enterprise to being a Social Media enterprise. As such, the following data is not fully representative of the Company's current operations model.

Results of Operations for the Fiscal Years ended June 30, 2012 and June 30, 2011 and the Exploration Stage Period of June 23, 2010 to June 30, 2012:

Our operating results for the years ended June 30, 2012 and June 30, 2011 and the Development Stage Period of June 23, 2010 to June 30, 2012 (the ‘Development Stage’) are summarized as follows:

	June 30, 2012	June 30, 2011	Development Stage
Revenue	$–	$–	$–
Operating expenses	$(503,500)	$(28,459)	$(538,759)
Interest expense	$(11,591)	(550)	(12,141)
Discontinued operations	$(67,813)	$(10,600)	$(78,413)
Net Loss	$(582,904)	$(39,609)	$(629,313)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Software Impairment Charges

On May 8, 2012 (the "Effective Date") the Company entered into a software property, technical information and trademark license agreement (the "License Agreement") with ThinkCorp AG, (the "Licensor"). Under the License Agreement, the Company acquired software properties and software property applications to a Internet Social Media technology business concept called “Zngle”.

The License Agreement provides the Company with the rights to technical information including all unpublished research and development information, the formulation of proprietary products, method, software inventions, know-how, trade secrets, and technical data that are needed to support the Zngle business concept, including a worldwide exclusive license to the “Zngle” trademark and all of its likenesses and to certain software, source code, technical information, trademarks, and domain names which were developed and/or owned by ThinkCorp AG (the "License"). The term of the License, to the extent of the Licensed Territory, is 500 years beginning from the Effective Date. In exchange for the License, the Company has agreed to make the following scheduled payments to Licensor:

Payment Due Date	Amount
May 8, 2013	$2,000,000
May 8, 2014	$3,000,000
May 8, 2015	$5,000,000
May 8, 2016	$5,000,000
May 8, 2017	$7,000,000
TOTAL	$22,000,000

During the twelve month period ended June 30, 2012, we made a payment of $350,000 toward our first scheduled installment of $2,000,000 for the License. To conform with generally accepted accounting principles ('GAAP') pertaining to the classification of assets, an impairment charge of $(350,000) was entered against this asset based on the Company’s impairment analysis as of June 30, 2012. There were no software impairments losses recorded for the year ended June 30, 2011 and software impairment charges for the Development Stage Period totaled $(350,000). In the next twelve months, we project further software impairment charges as we continue to make payments to the Licensor. At such time as we determine that the underlying software meets GAAP standards for qualifying as an asset, we will record it as such at that time.

Product Marketing Expenses

Product marketing expenses were $10,716 and $nil, respectively for the years ended June 30, 2012 and June 30, 2011. Product marketing expenses for the Development Stage totaled $10,716. During the current year period, product marketing expenses included fees paid to consultants for development of online initiatives to showcase the beta versions of our Social Media platform. In the next twelve months, we project product marketing expenses will increase substantially.

Professional & Consultant Fees

Profession fees were $89,119 and $8,000, respectively for the years ended June 30, 2012 and June 30, 2011. Professional fees for the Development Stage totaled $97,119. During the current year period, professional fees included fees paid for legal, audit and accounting fees. In the next twelve months, we project professional fees to decrease or remain at current levels.

Administrative Expenses

Administrative expenses were $37,330 and $20,459, respectively for the years ended June 30, 2012 and June 30, 2011, respectively. During the Development Stage Period administrative expenses totaled $64,589. During the current period administrative fees were primarily composed of Transfer Agent fees. Other components included: office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to increase moderately during the coming year.

Discontinued Operations

On May 8, 2012, the Company incorporated a wholly owned subsidiary named Zngle, Inc. to act as the operations center for its Social Media enterprise and all activities in its former mining business were terminated and are treated as a Discontinued Operation in the accompanying financial statements.

The components of discontinued operations summarized on the Statement of Operations arising from the closure of our previous business on May 8, 2012 are as follows:

OTHER (EXPENSE):	Year ended June 30, 2012	Year ended June 30, 2011	June 23, 2010 (inception) through June 30, 2012

Exploration expenses	$(52,813)	$(18,500)	$(71,313)
Mineral properties impairments(1)	(15,000)	(37,875)	(52,875)
Gain from debt cancellation(2)	—	49,500	49,500
Impairment loss – website/domains(3)	—	(3,725)	(3,725)
Discontinued Operation	$(67,813)	$(10,600)	$(78,413)

Interest Expense

The Company has issued four promissory notes (the "Notes") to an unrelated corporation. All four promissory notes accrue simple interest of 10% per annum and are due upon ten days written from the Lender. Interest of $10,111 accrued on the Notes during the twelve month period ended June 30, 2012 and total accrued interest on the Notes at the end of fiscal 2012 totaled $10,661. Interest expense during the twelve month period ended June 30, 2012 also included $1,480 of imputed interest on a shareholder advance due to our CEO. Interest expense totaled $11,591 versus $550 for the twelve month periods ended June 30, 2012 and June 30, 2011, respectively.

Net Loss

We incurred a net loss of $(582,904) for the twelve months ended June 30, 2012 compared with a net loss of $(39,609) for the twelve months ended June 30, 2011. The net loss for the Development Stage Period totaled $(629,313).

Liquidity and Capital Resources

Our financial position as at June 30, 2012 and June 30, 2011 are as follows:

Net Working Capital (Deficiency)
	As at June 30, 2012	As at June 30, 2011

Current Assets	$104,566	$2,121
Current Liabilities	150,844	72,125
Net Working Capital (Deficiency)	(46,278)	(70,004)

Our net working capital increased to a deficit of $(46,278) at June 30, 2012 from a deficit of $(70,004) at June 30, 2011 primarily as a result of an increase in promissory notes issued by the Company.

Cash Flows
	Year ended June 30, 2012	Year ended June 30, 2011

Net cash (used) by Operating Activities	$(219,739)	$(19,680)
Net cash (used) by Investing Activities	(364,725)	(37,875)
Net cash provided by Financing Activities	674,922	58,880
Increase (Decrease) in Cash during the Year	89,908	1,325
Cash, Beginning of Year	1,325	-
Cash, End of Year	91,233	1,325

Since the date of our inception to June 30, 2012, we have raised $620,000 though an offering of our common shares; $108,922 from loans; and $18,500 from shareholder advances. As of June 30, 2012 we had cash on hand of $91,233 and prepaid expenses of $13,333.

Purchase of Significant Equipment

We currently do not have plans to purchase any significant equipment over the next twelve months.

Personnel

As of June 30, 2012, we had one employee (our CEO) and used contracted services to perform product development, marketing, legal services and our bookkeeping. We anticipate a substantial increase in our employee base over the next 12 month period as we hire staff to carry out our business plan. Additions of staff are expected to take place once we have raised further financial resources through stock offerings. Until such time as we have adequate resources to fulfill these plans, we will continue to utilize contracted service providers.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in Social Media markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

ITEM 8.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rarus Technologies, Inc. and Subsidiary

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Rarus Technologies, Inc. and Subsidiary (a Development Stage Company) (the “Company”) as of June 30, 2012 and the consolidated related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period then ended. The financial statements for the period ended June 30, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from June 23, 2010 (inception) to June 30, 2012, insofar as it relates to amounts for prior periods through June 30, 2011, is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rarus Technologies, Inc. and Subsidiary as of June 30, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

September 28, 2012

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

/s/PLS CPA

PLS CPA, A Professional Corp.

September 27, 2011

San Diego, CA. 92111

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS

CURRENT ASSETS
Cash	$91,233	$1,325
Prepaid expenses	13,333	796
Total current assets	104,566	2,121

OTHER ASSETS
Websites & domain names (net of accumulated amortization of $nil at June 30, 2012; and $2,000 at June 30, 2011) related to discontinued operation (Notes 4 and 9)	—	275
Total other assets	—	275

Total assets	$104,566	$2,396

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses (Notes 7 and 8)	$12,761	$19,075
Advances and loans from stockholders (Note 8)	18,500	18,500
Loans (Note 7)	108,922	34,000
Accrued interest on loans (Note 7)	10,661	550
Total current liabilities	150,844	72,125

Total liabilities	$150,844	$72,125

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value; 100,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 750,000,000 shares authorized; 440,416,666 and 425,000,000 shares issued and outstanding at June 30, 2012 and June 30, 2011 respectively (Note 4)	440,416	425,000
Additional Paid-in Capital (Notes 4 and 8)	142,619	(448,320)
Retained Earnings (Deficit) accumulated during development stage	(629,313)	(46,409)
Total stockholders’ (deficit)	$(46,278)	$(69,729)

Total liabilities and stockholders’ (deficit)	$104,566	$2,396

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

		Year ended June 30, 2012		Year ended June 30, 2011	June 23, 2010 (inception) through June 30, 2012

EXPENSES:
Software impairment charges		$350,000		$—	$350,000
Product marketing		10,716		—	10,716
Professional & consultant fees		89,119		8,000	97,119
Administrative expenses		37,330		20,459	64,589
Investor relations		16,335		—	16,335
Total expenses		$503,500		$28,459	$538,759
Net (Loss) from operations		$(503,500)		$(28,459)	$(538,759)

OTHER (EXPENSE):
Interest expense		(11,591)		(550)	(12,141)
Net (Loss) from continuing operations		(515,091)		(29,009)	(550,900)

Net (Loss) Discontinued Operation (Note 10)		$(67,813)		(10,600)	(78,413)

NET (LOSS)		$(582,904)		$(39,609)	$(629,313)

Net Loss per common share, basic and diluted (Note 2) – continuing operations	$	Nil	$	Nil
Net Loss per common share, basic and diluted (Note 2) – discontinued operations	$	Nil	$	Nil
Net Loss per common share, basic and diluted (Note 2) – Total	$	Nil	$	Nil
Weighted average shares outstanding (Note 2 and 4)		434,767,304		666,849,315

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Stockholders’ (Deficit)

From June 23, 2010 (inception) through June 30, 2012

	Common Shares	Common Stock	Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance – June 23, 2010 (date of inception)	—	$—	$—	$—	$—
Shares issued for services at $0.0002 per share on June 24, 2010	340,000,000	$340,000	$(333,200)	$—	$6,800
Shares issued at $0.0002 per share to acquire website/domains on June 24, 2010	300,000,000	$300,000	$(294,000)	$—	$6,000
Net (Loss) for the period from June 23, 2010 (inception) to June 30, 2010	—	$—	$—	$(6,800)	$(6,800)
Balance, June 30, 2010	640,000,000	$640,000	$(627,200)	$(6,800)	$6,000
Shares issued for cash at $0.0002 per share on February 23, 2011 ('The Offering')	100,000,000	$100,000	$(80,000)	$—	$20,000
Expenses charged to capital upon completion of The Offering on March 31, 2011	—	$—	$(56,120)	$—	$(56,120)
Share cancellation May 2, 2011	(15,000,000)	(15,000)	15,000	$—	$—
Share cancellation June 23, 2011	(300,000,000)	(300,000)	300,000	$—	$—
Net (Loss) for year ended June 30, 2011	—	$—	$—	$(39,609)	$(39,609)
Balance, June 30, 2011	425,000,000	$425,000	$(448,320)	$(46,409)	$(69,729)
Shares issued at $0.0005 per share to acquire mineral property on July 12, 2011	9,750,000	9,750	(4,875)	—	4,875
Shares issued for cash at $0.15 per share on June 6, 2012	133,333	133	19,867	—	20,000
Shares issued for cash at $0.10 per share on June 8, 2012	5,000,000	5,000	495,000	—	500,000
Shares issued for cash at $0.15 per share on June 11, 2012	533,333	533	79,467	—	80,000
Imputed interest on shareholder advances (Note 8)	—	—	1,480	—	1,480
Net (Loss) for year ended June 30, 2012	—	$—	$—	$(582,904)	$(582,904)
Balance, June 30, 2012	440,416,666	$440,416	$142,619	$(629,313)	$(46,278)

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended June 30, 2012	Year ended June 30, 2011	June 23, 2010 (inception) through June 30, 2012
Cash flows from operating activities:
Net income/(loss) for the period	$(582,904)	$(39,609)	$(629,313)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Software impairments	350,000	—	350,000
Common stock issued for organization expense	—	—	6,800
Mineral property impairments related to discontinued operation (Notes 2 and 10)	15,000	37,875	52,875
Impairment loss - website/domains related to discontinued operation (Note 2 and 10)	—	3,725	3,725
Net gain on debt cancellation related to discontinued operation (Note 10)	—	(49,500)	(49,500)
Amortization related to discontinued operation (Notes 2 and 10)	—	2,000	2,000
Imputed interest on shareholder advances (Note 8)	1,480	—	1,480
Net change in operating assets and liabilities
Prepaid expenses	(12,537)	(796)	(13,333)
Accounts payable and accrued expenses	8,672	26,625	35,297
Net cash provided (used in) by operating activities	(219,739)	(19,680)	(239,419)

Cash flows from investing activities:
Purchase of software license	(350,000)	—	(350,000)
Sale of Websites/domains related to discontinued operation (Note 10)	275	—	275
Purchase of Mineral Properties related to discontinued operation (Note 10)	(15,000)	(37,875)	(52,875)
Net cash (used) by investing activities	(364,725)	(37,875)	(402,600)

Cash flows from financing activities:
Common stock issued for cash (Note 4)	600,000	20,000	620,000
Deferred offering costs paid in cash	—	(13,620)	(13,620)
Proceeds from loans	74,922	34,000	108,922
Proceeds from advances and loans from stockholders	—	25,850	25,850
Re-payments for advances and loans from stockholders	—	(7,350)	(7,350)
Net cash provided by financing activities	674,922	58,880	733,802

Net increase in cash	89,908	1,325	91,233

Cash, beginning of period	1,325	—	—

Cash, end of period	$91,233	$1,325	$91,233

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended June 30, 2012	Year ended June 30, 2011	June 23, 2010 (inception) through June 30, 2012

Forgiveness of account payable owed to former director	$—	$—	$7,000
Common stock issued for mineral properties purchases	$4,875	$—	$4,875

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 1 – Operations

Organization and Description of Business

Rarus Technologies Inc. was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company changed its name to Rarus Minerals Inc.; and on January 26, 2012 the Company changed its name to Rarus Technologies Inc. On May 8, 2012, the Company changed from an exploration enterprise to a Social Media website enterprise and incorporated in the State of Nevada a wholly-owned subsidiary named Zngle, Inc. to act as the operations center for its new Social Media business. Since inception the Company and its subsidiary (collectively 'Rarus', 'We', the 'Registrant', or the 'Company') has not been involved in any bankruptcy, receivership or similar proceedings; nor has it been involved in any merger arrangements. The consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is June 30th.

Rarus trades on the OTCQB under the symbol RARS.

Development Stage Activities

The Company is classified under generally accepted accounting principles ('GAAP') as being a Development Stage Company. Development Stage activities occurred from inception on June 23, 2010 to June 24, 2011; and from June 24, 2011 to May 8, 2012 the Company conducted exploration activities which classified it within the sub-category of being an Exploration Stage Company. From May 8, 2012 the Company has again been classified as a Development Stage Company. To date the Company has not realized revenues from any of its operations.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements reflect the following significant accounting policies:

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

Development Stage Company

As an Development Stage enterprise, the Company discloses the deficit accumulated during the Development Stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Exploration Costs and Mineral Property Right Acquisitions

To account for the Company's acquisition and exploration of mining properties, mineral property exploration costs were expensed as incurred and mineral property acquisition costs were initially capitalized when incurred. The Company assessed the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). Impairments were recognized when the sum of the expected undiscounted future cash flows was less than the carrying amount of the mineral property. Impairment losses, if any, would have been measured as the excess of the carrying amount of the mineral property over its estimated fair value.

Consolidation of Financial Statements

These financial statements include the accounts of the Company and its wholly-owned subsidiary Zngle, Inc. on a consolidated basis. All inter-company accounts have been eliminated.

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

Basic and Diluted Net Loss per Share

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options; nor equity security equivalents such as warrants. As of June 30, 2012, the Company has not adopted a stock option plan and there are no warrants, or other common stock equivalents outstanding.

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

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

The Company's financial  instruments consist principally of cash, accounts payable, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Amounts in each Level include:

	As of June 30, 2012	As of June 30, 2011
Level 1	$150,844	$72,125
Level 2	$nil	$nil
Level 3	$nil	$nil

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

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Start-up Costs

The Company expenses the cost of start-up activities, including organizational costs, as those costs are incurred.

Amortization of Website and Related Software Costs

Certain historic direct purchases and related development costs associated with websites and related software were capitalized and included external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of that software. These costs were recorded as property and equipment and amortization was charged based on a three year asset life beginning when the asset was ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs were expensed as incurred.

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

During the twelve month periods ended June 30, 2012 and June 30, 2011, the Company was not involved in any transactions which required translation of foreign currencies.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand, cash on deposit with its attorney, and demand deposits in banks with an initial maturity of 90 days or less.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options; nor has it made any awards of stock, or stock equivalents.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Other

The Company consists of one reportable business segment.

Advertising is expensed as incurred.

We did not have any off-balance sheet arrangements as of June 30, 2012 or June 30, 2011.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded a net loss of $(582,904) for the twelve month period ended June 30, 2012 and has accumulated net losses totaling $(629,313) since inception. The Company also has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of June 30, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months and during the twelve month period ended June 30, 2012 we have raised private placement funds of $600,000 to address this concern. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 4 –  Share Capital (continued)

On June 24, 2010 following its formation, the Company issued 300,000,000 (as adjusted for the 50-for-1 forward split) shares of our common stock to an unaffiliated entity, as consideration for the purchase of 12 websites and/or domain names, based on a price of $0.0002 per share (as adjusted for the 50-for-1 forward split). This entity had paid $6,000 to outside consultants to develop the various websites and the third party acquisition cost for the websites and/or domain names, was therefore used to value the transaction at $6,000.

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

On July 12, 2011, the Company issued 9,750,000 restricted shares of our common stock to the vendors of the Pilot Peak Property. These shares issued based on a fair value estimate price of $0.0005 per share for total deemed consideration of $4,875. This valuation was based on the closet comparable transaction which was a private control shares transaction on May 11, 2011 which was valued at $0.0005 per share. At the prior year end date of June 30, 2011, these shares had not yet been issued and $4,875 relating to this expense was included in accrued liabilities on our June 30, 2011 Balance Sheet.

On December 13, 2011, the Company issued 1,500,000 restricted shares of our common stock to the vendors of the Eagleville Property. These shares were cancelled on January 20, 2012 and due to the proximity of this event to the December 31, 2011 period end, the effect of this cancellation was included in the period ended December 31, 2011.This cancellation was accounted for by rolling back the $750 mineral property payment attributed to the shares issuance and as such there were no changes to common share and additional paid-in-capital totals arising from the issuance and cancellation.

On June 6, 2012 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$20,000. This offering was comprised of 133,333 restricted common shares at $0.15 per share and 133,333 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

On June 8, 2012 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$500,000. This offering was comprised of 5,000,000 restricted common shares at $0.10 per share and 5,000,000 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 4 –  Share Capital (continued)

On June 11, 2012 the Company completed a private placement offering of its common stock which raised aggregate cash proceeds of US$80,000. This offering was comprised of 533,333 restricted common shares at $0.15 per share and 533,333 restricted common shares were issued. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering. The consideration paid for this private placement was comprised of $80,000 which was recorded in the Company's March 31, 2012 quarter-end Balance Sheet as Shares Subscribed But Unissued.

At June 30, 2012, there were 440,416,666 shares of our common stock issued and outstanding and no preferred stock issued and outstanding.

Note 5 – Mineral Property Impairments

As recorded in the details of the Discontinued Operation in Note 9, the Company recognized mineral impairments totaling $15,000 and $37,875 respectively during the twelve month periods ended June 30, 2012 and June 30, 2011. Mineral property impairments since inception have totaled $52,875.

Note 6 – Software Acquisition and Software Impairment Charges

On May 8, 2012 (the "Effective Date") the Company entered into a software property, technical information and trademark license agreement (the "License Agreement") with ThinkCorp AG, (the "Licensor"). Under the License Agreement, the Company acquired software properties and software property applications to a Internet Social Media technology business concept called “Zngle”.

The License Agreement provides the Company with the rights to technical information including all unpublished research and development information, the formulation of proprietary products, method, software inventions, know-how, trade secrets, and technical data that are needed to support the Zngle business concept, including a worldwide exclusive license to the “Zngle” trademark and all of its likenesses and to certain software, source code, technical information, trademarks, and domain names which were developed and/or owned by ThinkCorp AG (the "License"). The term of the License, to the extent of the worldwide Licensed Territory, is 500 years beginning from the Effective Date. In exchange for the License, the Company has agreed to make the following scheduled payments to Licensor:

Payment Due Date	Amount
May 8, 2013	$2,000,000
May 8, 2014	$3,000,000
May 8, 2015	$5,000,000
May 8, 2016	$5,000,000
May 8, 2017	$7,000,000
TOTAL	$22,000,000

Additionally, the Company has also agreed to pay ThinkCorp AG a five percent (5%) royalty on all net sales derived from the use of the software properties, technical information and trademarks within the agreed territory.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 6 – Software Acquisition and Software Impairment Charges (continued)

The License Agreement is cancellable on 60 days notice by either party without any penalties, with the provision that all pro-rata royalties up to and including cancellation date would be paid to Licensor.

On June 5, 2012, the Company paid $350,000 to the Licensor as an installment toward its first payment commitment of $2,000,000 due May 8, 2013. At June 30, 2012, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $350,000 should be reflected as of June 30, 2012 because the Company could not substantiate that there would be a future economic benefit arising from this payment.

Note 7 – Loans

On August 23, 2011, the Company issued a Promissory Note ('Note One') to an unrelated corporation (which also loaned the funds for Note Two, Note Three and Note Four described below; hereinafter defined as the 'Lender') in the amount of $34,000 to evidence a loan the Company received on May 3, 2011. Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $3,464 accrued during the twelve month period ended June 30, 2012 and has accrued total interest of $4,014 since advance on May 3, 2011. Including accrued interest, the total balance owing on Note One was $38,014 at June 30, 2012.

On August 23, 2011, the Company issued a second Promissory Note ('Note Two') to the Lender in the amount of $39,965 to evidence a loan the Company received on August 2, 2011. Note Two accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $3,657 accrued during the twelve month period ended June 30, 2012 and has accrued total interest of $3,657 since advance on August 2, 2011. Including accrued interest, the total balance owing on Note Two was $43,622 at June 30, 2012.

On August 23, 2011, the Company issued a third Promissory Note (the “Note Three”) to the Lender in the amount of $24,965 to evidence a loan the Company received on August 23, 2011. Note Three accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $2,141 accrued during the twelve month period ended June 30, 2012 and has accrued total interest of $2,141 since advance on August 23, 2011. Including accrued interest, the total balance owing on Note Three was $27,106 at June 30, 2012.

On August 29, 2011, the Company issued a fourth Promissory Note (the “Note Four”) to the Lender in the amount of $9,992 to evidence a loan the Company received on August 26, 2011. Note Four accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $849 accrued during the twelve month period ended June 30, 2012. Note Four has accrued total interest of $849 since advance on August 26, 2011. The total balance owing on Note Four was $10,841 at June 30, 2012.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 8 – Advances and loans from stockholders

On May 11, 2011, the Company received a stockholder advance from its CEO which arose when he contributed $18,500 in expenses he had personally incurred for mineral property staking related to the Pilot Peak Property. This advance is unsecured and carries no interest rate or repayment terms. To conform with GAAP, imputed interest (at 8% per annum) on this shareholder advance was calculated on the outstanding balance and the resulting imputed interest of $1,480 for the twelve month period ended June 30, 2012 was recorded as Interest Expense in the Statement of Operations, with corresponding entries to Additional Paid-in-Capital amounts shown on the Balance Sheet, Statement of Stockholders' Equity and Statement of Cash Flows.

Note 9 – Income Taxes

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 9 – Income Taxes (continued)

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	(6,800)	2030	2,380	(2,380)	—
2011	(39,609)	2031	13,863	(13,863)	—
2012	(582,904)	2032	204,016	(204,016)	—
	$(629,313)	—	$220,259	$(220,259)	$—

The total valuation allowance for the year ended June 30, 2012 was $(220,259) which increased by $(204,016) for the year ended June 30, 2012.

Note 10 – Discontinued Operation

On May 8, 2012, the Company incorporated a wholly owned subsidiary named Zngle, Inc. to act as its operations center for a Social Media enterprise and all activities in its former mining business were terminated and are treated as a Discontinued Operation in these financial statements.

The components of discontinued operations summarized on the Statement of Operations arising from the closure of our previous business on May 8, 2012 are as follows:

OTHER (EXPENSE):	Year ended June 30, 2012	Year ended June 30, 2011	June 23, 2010 (inception) through June 30, 2012

Exploration expenses	$(52,813)	$(18,500)	$(71,313)
Mineral properties impairments(1)	(15,000)	(37,875)	(52,875)
Gain from debt cancellation(2)	—	49,500	49,500
Impairment loss – website/domains(3)	—	(3,725)	(3,725)
Discontinued Operation	$(67,813)	$(10,600)	$(78,413)

NOTES:

(1)   As required by generally accepted accounting principles ('GAAP'), impairments were charged against the Company's previous investments in mineral properties during the relevant financial periods. During the twelve month period ended June 30, 2012 the Company affirmed past and current impairment charges totaling $37,875 relating to the Pilot Peak Property and charged an impairment of $15,000 against the Eagleville Property, bringing total mineral property impairments recorded in the discontinued operation to $52,875.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 10 – Discontinued Operation (continued)

(2) The Gain from Debt Cancellation arose on May 11, 2011 when two former officers of the company assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On June 30, 2011, these two officers, who had on May 11, 2011 resigned from the Company, forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company and produced a non-cash gain of $49,500.

(3) The Impairment loss – website/domains arose on July 22, 2011 when the Company sold its former website and all rights it held to certain domain names. Due to this transaction, an impairment loss on the website/domain names assets was entered for the year ended June 30, 2011. The net impairment loss was based on the recorded asset value of the websites/domain names of $6,000, less accumulated amortization of $(2,000), less forgiveness of an account payable for hosting fees of $275, resulting in a net impairment loss of: $(3,725).

Note 11 – Subsequent Events

The Company has evaluated subsequent events through September 28, 2012, which is the date these consolidated financial statements were issued and found there are no events to report.

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of June 30, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2012, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses:

(1) The Company has not properly segregated duties as one individual initiates, authorizes, and completes all transactions. The Company has not implemented measures that would prevent the individual from overriding the internal control system. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports;

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended June 30, 2012, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Rarus Technologies Inc. as of June 30, 2012.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Manfred Ruf	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer	57	May 11, 2011

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

MANFRED RUF. Manfred Ruf is the Company’s President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Sole Director. Mr. Ruf is an accomplished businessman with over twenty six years of professional experience as an independent consultant for several companies. While serving as an independent consultant from 1985 to present, Mr. Ruf’s responsibilities have included managing projects and employees, performing accounting services, optimizing business processes, customizing production planning, analyzing operations, computer programming, maintaining financial software and logistics, preparing various reports, and training new employees. In light of Mr. Ruf’s years of experience in management and finance, as well as his technical training in computer programming, the Board of Directors believed it was in the best interests of the Company to appoint Mr. Ruf as its sole officer and director.

Identification of Significant Employees

We have no significant employees other than Mr. Manfred Ruf, our President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer and Director.

Family Relationships

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

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company. During the fiscal year ended June 30, 2012, the Company reviewed its Code of Conduct and adopted an updated version which is attached to this Report as Exhibit 14.1.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2012 and June 30, 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the year ended June 30, 2012, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

The following table sets forth the salaries and director fees we paid to our current executive officer in our most recent fiscal year ended June 30, 2012; and to all current and prior officers and directors for the fiscal year ended June 30, 2011:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs ($) (1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Manfred Ruf President and CEO, CFO, Secretary & Treasurer, Chair, and Director(4)	2012 2011	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Kenneth Yonika President and CEO, CFO, Secretary & Treasurer, Chair, and Director(5)	2011	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$500
Anthony Pena Director(6)	2011	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$7,000

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

(5)

Effective June 24, 2010, Mr. Kenneth Yonika was appointed as a Director and Officer and on May 11, 2011, Mr. Yonika resigned from all positions with the Company.

(6)

Effective June 24, 2010, Mr. Anthony Pena was appointed as a Director and on May 11, 2011, Mr. Pena resigned from his position as a director of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of September 28, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Manfred Ruf (3) 2850 W. Horizon Ridge Parkway, Suite 200 Henderson, NV, USA 89052	325,000,000 restricted common shares	73.4%

All Officers, Directors and Control Persons as a Group	325,000,000 restricted common shares	73.4%

Notes:

(1)

Based on 440,416,666 shares of common stock issued and outstanding as of September 28, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Within sixty days, no directors or officers, or 5% shareholders, have the right to acquire any additional common shares of the Company.

(3)

Manfred Ruf is the Company's President and CEO, CFO, Secretary and Treasurer, and Sole Director. On May 11, 2011 Mr. Ruf acquired from a private company and a former Director and Officer of the Company six hundred and twenty five million (625,000,000) (post-split) shares in a private transaction. This transaction effected a change of control of the Company. On June 24, 2011, Mr. Ruf submitted three hundred million (300,000,000) of his shares for cancelation, thereby reducing his shareholding to three hundred and twenty five million (325,000,000).

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On May 11, 2011, the Company received a stockholder advance from its CEO which arose when he contributed $18,500 in expenses he had personally incurred for mineral property staking related to the Pilot Peak Property. This advance is unsecured and carries no interest rate or repayment terms. To conform with GAAP, imputed interest (at 8% per annum) on this shareholder advance was calculated on the outstanding balance and the resulting imputed interest of $1,480 for the twelve month period ended June 30, 2012 was recorded as Interest Expense in the Statement of Operations, with corresponding entries to Additional Paid-in-Capital amounts shown on the Balance Sheet, Statement of Stockholders' Equity and Statement of Cash Flows.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Manfred Ruf is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by M&K CPAs PLLC and PLS CPA’s Inc. for the audit of the Corporation’s annual financial statements for the years ended June 30, 2012 and June 30, 2011 and fees billed for other services rendered by M&K CPAs PLLC and PLS CPA’s Inc. during those periods. All services reflected in the following fee table for 2012 and 2011 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	June 30, 2012	June 30, 2011

Audit fees (1) - M&K CPAs PLLC	$8,900	n/a
Audit-related fees - M&K CPAs PLLC	-	n/a
Tax fees - M&K CPAs PLLC	-	n/a
All other fees - M&K CPAs PLLC	-	n/a
Audit fees (1) - PLS CPAs Inc.	n/a	$5,000
Audit-related fees - PLS CPAs Inc.	n/a	-
Tax fees – PLS CPAs Inc.	n/a	-
All other fees – PLS CPAs Inc.	n/a	-
TOTAL FEES	$8,900	$5,000

NOTES:

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

PART IV

ITEM 15.

EXHIBITS

EXHIBIT INDEX

Number

Exhibit Description

3(i)(a)(1)	Articles of Incorporation
3(i)(b)(2)	Amendment to Articles of Incorporation
3(i)(c)(3)	Amendment to Articles of Incorporation
3(i)(d)(4)	Amendment to Articles of Incorporation – Zngle, Inc.
3(ii)(a)(1)	Bylaws
3(ii)(b)(4)	Bylaws – Zngle, Inc.
10.1(5)	Software License Acquisition Agreement
14.1(6)	Code of Ethics
31.1	Certificate of President & Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-OxleyAct 18 of 2002
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

(3)

Filed with the SEC on February 8, 2012 as an Exhibit to a Current Report on Form 8-K and incorporated herein by this reference.

(4)

Filed with the SEC on May 10, 2012 as an Exhibit to a Current Report on Form 8-K and incorporated herein by this reference.

(5)

Filed with the SEC on May 9, 2012 as an Exhibit to a Current Report on Form 8-K and incorporated herein by this reference.

(6)

An updated version of the Company's Code of Conduct was adopted by the Board on November 8, 2011 and is attached hereto. This update  replaced the prior version filed with the SEC on August 19, 2010 as part of our Registration Statement on Form S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RARUS TECHNOLOGIES INC.

/s/ Manfred Ruf

Manfred Ruf

President and Chief Executive Officer,

Chief Financial Officer, Secretary and Treasurer,

Director and Chair of Board

Dated: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Manfred Ruf

Manfred Ruf

President and Chief Executive Officer,

Chief Financial Officer, Secretary and Treasurer,

Director and Chair of Board

Dated: September 28, 2012