Form 10-Q
period 2012-09-30
RARUS TECHNOLOGIES INC
filed 2012-10-31
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

Yes      . No   X  .

The issuer had 440,416,666 shares of common stock issued and outstanding as of October 31, 2012.

RARUS TECHNOLOGIES INC.

(An Development Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balances Sheets at September 30, 2012 (unaudited) and June 30, 2012 (audited)	3

Unaudited Consolidated Statements of Operations for the three month periods ended September 30, 2012 and September 30, 2011 and the Development Stage Period of June 23, 2010 to September 30, 2012	4

Unaudited Consolidated Statements of Cash Flows for the three month periods ended September 30, 2012 and September 30, 2011 and the Development Stage Period of June 23, 2010 to September 30, 2012	5

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended September 30, 2012 and September 30, 2011 and the Development Stage Period of June 23, 2010 to September 30, 2012	6

Unaudited Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. Other Information

Item 1. Legal Proceedings	41

Item 1a. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	50

Signatures	50

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$29,842	$91,233
Prepaid expenses	8,692	13,333
Total current assets	38,534	104,566

Total assets	$38,534	$104,566

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,470	$12,761
Advances and loans from stockholders (Note 7)	18,500	18,500
Loans (Note 6)	108,922	108,922
Accrued interest on loans (Note 6)	13,675	10,661
Total current liabilities	142,567	150,844

Total liabilities	$142,567	$150,844

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value; 100,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 750,000,000 shares authorized; 440,416,666 shares issued and outstanding at September 30, 2012 and June 30, 2012 respectively (Note 4)	440,416	440,416
Additional Paid-in Capital (Notes 4 and 7)	142,992	142,619
Retained Earnings (Deficit) accumulated during development stage	(687,441)	(629,313)
Total stockholders’ (deficit)	$(104,033)	$(46,278)

Total liabilities and stockholders’ (deficit)	$38,534	$104,566

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

		Three Months Ended September 30, 2012		Three Months Ended September 30, 2011	June 23, 2010 (inception) through September 30, 2012

EXPENSES:
Software impairment charges		$—		$—	$350,000
Product marketing		13,628		—	24,344
Professional & consultant fees		15,621		25,000	112,740
Administrative expenses		23,827		2,141	88,416
Investor relations		1,665		195	18,000
Total expenses		$54,741		$27,336	$593,500
Net (Loss) from operations		$(54,741)		$(27,336)	$(593,500)

OTHER (EXPENSE):
Interest expense		(3,387)		(1,893)	(15,528)
Net (Loss) from continuing operations		$(3,387)		$(29,009)	$(609,028)

Net (Loss) From Discontinued Operation (Note 8)		$—		(33,233)	(78,413)

NET (LOSS)		$(58,128)		$(62,462)	$(687,441)

Net Loss per common share, basic and diluted (Note 2) – continuing operations	$	Nil	$	Nil
Net Loss per common share, basic and diluted (Note 2) – discontinued operations	$	Nil	$	Nil
Net Loss per common share, basic and diluted (Note 2) – Total	$	Nil	$	Nil
Weighted average shares outstanding (Note 2 and 4)		440,416,666		433,478,261

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	June 23, 2010 (inception) through September 30, 2012
Cash flows from operating activities:
Net income/(loss) for the period	$(58,128)	$(62,462)	$(687,441)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Software impairments	—	—	350,000
Common stock issued for organization expense	—	—	6,800
Mineral property impairments related to discontinued operation (Note 8)	—	—	52,875
Impairment loss - website/domains related to discontinued operation (Note 8)	—	—	3,725
Net gain on debt cancellation related to discontinued operation (Note 8)	—	—	(49,500)
Amortization related to discontinued operation (Note 8)	—	—	2,000
Imputed interest on shareholder advances	373	—	1,853
Net change in operating assets and liabilities
Prepaid expenses	4,641	(1,192)	(8,692)
Accounts payable and accrued expenses	(8,277)	(8,112)	27,020
Net cash provided (used in) by operating activities	(61,391)	(71,766)	(301,360)

Cash flows from investing activities:
Purchase of software license	—	—	(350,000)
Sale of Websites/domains related to discontinued Operation (Note 8)	—	275	275
Purchase of Mineral Properties related to discontinued Operation (Note 8)	—	—	(52,875)
Net cash (used) by investing activities	—	275	(402,600)

Cash flows from financing activities:
Common stock issued for cash	—	—	620,000
Deferred offering costs paid in cash	—	—	(13,620)
Proceeds from loans	—	—	108,922
Proceeds from advances from stockholders	—	—	25,850
Re-payments for advances from stockholders	—	74,922	(7,350)
Net cash provided by financing activities	—	74,922	733,802

Net increase (decrease) in cash	(61,391)	3,431	29,842

Cash, beginning of period	91,233	1,325	—

Cash, end of period	$29,842	$4,756	$29,842

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	June 23, 2010 (inception) through September 30, 2012

Forgiveness of account payable owed to former director	$—	$—	$7,000
Common stock issued for mineral properties purchases	$—	$4,875	$4,875

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

This summary of significant accounting policies is presented to assist in understanding Rarus Technologies Inc.’s financial statements. The financial statements reflect the following significant accounting policies:

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

Basic and Diluted Net Loss per Share

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options; nor equity security equivalents such as warrants. As of September 30, 2012, the Company has not adopted a stock option plan and there are no warrants, or other common stock equivalents outstanding.

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

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company's financial  instruments consist principally of cash equivalents, accounts payable, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Amounts in each Level include:

	As of September 30, 2012	As of June 30, 2012

Level 1	$142,567	$150,844
Level 2	$nil	$nil
Level 3	$nil	$nil

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

During the respective three month and twelve month periods ended September 30, 2012 and September 30, 2012, the Company was not involved in any transactions which required translation of foreign currencies.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand, cash on deposit with its attorney, and demand deposits in banks with an initial maturity of 90 days or less. As of September 30, 2012, the Company held $29,842 in cash and cash equivalents.

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

Advertising is expensed as incurred.

We did not have any off-balance sheet arrangements as of September 30, 2012 or June 30, 2012.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded a net loss of $(58,128) for the three month period ended September 30, 2012 and has accumulated net losses totaling $(687,394) since inception. The Company also has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of September 30, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 4 –  Share Capital (continued)

On July 12, 2011, the Company issued 9,750,000 restricted shares of our common stock to the vendors of the Pilot Peak Property. These shares issued based on a fair value estimate price of $0.0005 per share for total deemed consideration of $4,875. This valuation was based on the closet comparable transaction which was a private control shares transaction on May 11, 2011 which was valued at $0.0005 per share. At the prior year-end date of September 30, 2011, these shares had not yet been issued and $4,875 relating to this expense was included in accrued liabilities on our September 30, 2011 Balance Sheet.

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

At September 30, 2012, there were 440,416,666 shares of our common stock issued and outstanding and no preferred stock issued and outstanding.

Note 5 – Software Acquisition and Software Impairment Charges

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

Note 5 – Software Acquisition and Software Impairment Charges (continued)

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

On June 5, 2012, the Company paid $350,000 to the Licensor as an installment toward its first payment commitment of $2,000,000 due May 8, 2013. At September 30, 2012, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $350,000 should be reflected as of September 30, 2012 because the Company could not substantiate that there would be a future economic benefit arising from this payment. There were no payments made regarding the License Agreement during the three month period ended September 30, 2012.

Note 6 – Loans

On August 23, 2011, the Company issued a Promissory Note ('Note One') to an unrelated corporation (which also loaned the funds for Note Two, Note Three and Note Four described below; hereinafter defined as the 'Lender') in the amount of $34,000 to evidence a loan the Company received on May 3, 2011. Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $958 accrued during the three month period ended September 30, 2012 and has accrued total interest of $4,972 since advance on May 3, 2011. Including accrued interest, the total balance owing on Note One was $38,972 at September 30, 2012.

On August 23, 2011, the Company issued a second Promissory Note ('Note Two') to the Lender in the amount of $39,965 to evidence a loan the Company received on August 2, 2011. Note Two accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $1,100 accrued during the three month period ended September 30, 2012 and has accrued total interest of $4,757 since advance on August 2, 2011. Including accrued interest, the total balance owing on Note Two was $44,722 at September 30, 2012.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 6 – Loans (continued)

On August 23, 2011, the Company issued a third Promissory Note (the “Note Three”) to the Lender in the amount of $24,965 to evidence a loan the Company received on August 23, 2011. Note Three accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $683 accrued during the three month period ended September 30, 2012 and has accrued total interest of $2,824 since advance on August 23, 2011. Including accrued interest, the total balance owing on Note Three was $27,789 at September 30, 2012.

On August 29, 2011, the Company issued a fourth Promissory Note (the “Note Four”) to the Lender in the amount of $9,992 to evidence a loan the Company received on August 26, 2011. Note Four accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $273 accrued during the three month period ended September 30, 2012 and has accrued total interest of $1,122 since advance on August 26, 2011. The total balance owing on Note Four was $11,114 at September 30, 2012.

Note 7 – Advances and loans from stockholders

On May 11, 2011, the Company received a stockholder advance from its CEO which arose when he contributed $18,500 in expenses he had personally incurred for mineral property staking related to the Pilot Peak Property. This advance is unsecured and carries no interest rate or repayment terms. To conform with GAAP, imputed interest (at 8% per annum) was calculated on the outstanding balance and imputed interest of $1,480 for the twelve month period ended September 30, 2012 and $373 for the three month period ended September 30, 2012 was recorded in these financial statements.

Note 8 – Discontinued Operation

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

The components of discontinued operations summarized on the Statement of Operations arising from the closure of our previous business on May 8, 2012 are as follows:

OTHER (EXPENSE):	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	June 23, 2010 (inception) through September 30, 2012

Exploration expenses	$—	$(33,233)	$(71,313)
Mineral properties impairments(1)	—	—	(52,875)
Gain from debt cancellation(2)	—	—	49,500
Impairment loss – website/domains(3)	—	—	(3,725)
Discontinued Operation	$—	$(33,233)	$(78,413)

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 8 – Discontinued Operation (continued)

NOTES:

(1)   As required by generally accepted accounting principles ('GAAP'), impairments were charged against the Company's previous investments in mineral properties during the relevant financial periods. During the twelve month period ended September 30, 2012 the Company affirmed past and current impairment charges totaling $37,875 relating to the Pilot Peak Property and charged an impairment of $15,000 against the Eagleville Property, bringing total mineral property impairments recorded in the discontinued operation to $52,875.

(2) The Gain from Debt Cancellation arose on May 11, 2011 when two former officers of the company assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On September 30, 2011, these two officers, who had on May 11, 2011 resigned from the Company, forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company and produced a non-cash gain of $49,500.

(3) The Impairment loss – website/domains arose on July 22, 2011 when the Company sold its former website and all rights it held to certain domain names. Due to this transaction, an impairment loss on the website/domain names assets was entered for the year ended September 30, 2011. The net impairment loss was based on the recorded asset value of the websites/domain names of $6,000, less accumulated amortization of $(2,000), less forgiveness of an account payable for hosting fees of $275, resulting in a net impairment loss of: $(3,725).

Note 9 – Subsequent Events

The Company has evaluated subsequent events through to October 31, 2012, which is the date these consolidated financial statements were issued and found there are no events to report.

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

Use of Term

 Except as otherwise indicated by the context, references in this report to “Company”, “RARS”, “we”, “us” and “our” are references to Rarus Technologies Inc. (as consolidated with our subsidiary Zngle, Inc.) All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

CORPORATE SUMMARY

Rarus Technologies Inc. was incorporated in the State of Nevada on June 23, 2010 under the name HotelPlace, Inc. On June 24, 2011, the Company changed its name to Rarus Minerals Inc.; and on January 26, 2012 the Company changed its name to Rarus Technologies Inc.

During the fiscal year ended September 30, 2012, we determined we should enter the Social Media enterprise business because we are seeking a better method to create value for our shareholders. After conducting independent research on how to execute this transition we began negotiations for acquisition of software on which to build a Social Media enterprise and this culminated in the signing of an agreement with ThinkCorp AG to purchase a Social Media mobile phone Application named "Zngle". Parallel to execution of this agreement, on May 8, 2012, the Company incorporated in Nevada a wholly owned subsidiary named Zngle, Inc. to act as the operations center for the new business and effective that date all activities in its former mining initiative were terminated and the Company effectively became a Social Media Enterprise business. Under the License Agreement, the primary development work of the Zngle Social Media Application continues to be performed by ThinkCorp AG and to date the Company has launched beta versions of its mobile phone App and has not yet generated any revenues.

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

The mobile application market has been driven by the rapid adoption of smartphone technology among consumers.  More than 296.6 million smartphone units were sold in 2010, a 72.1% increase from 2009, according to Gartner(11). In addition, 69.5 million people have smartphones, representing 29% of all U.S. handset owners, according to comScore(12). Smartphones accounted for 19% of total mobile handset sales in 2010(13). Moreover, today there are three times as many smartphone being activated every minute worldwide than there are babies being born(14). Experts predict that by 2013, smart phones will account for an estimated 20% of the global market(15). And, within just four years, there may be eight billion mobile subscribers, according to Ericsson CEO Hans Vestberg(16). In the U.S. market, RIM’s Blackberry has 36% market share, while Android has 28% and Apple has 21%, according to a 2010 report from the NPD Group(17). However, the most popular handset in February 2011 – the most recent month data were available – was the iPhone, according to comScore(18). The following chart shows the top three smartphone platforms as of February 2011:

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

^ These demographic groups are significantly more likely than other groups to use online classified ads, or to use them on a typical day

Pew Internet

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

linkedin.com

Monthly 39.3M US 106.1M Global

Advertise | +Favorites | View Site | Share | United States

Want to view audience reports like this for your web properties? Get Quantified™ today!

PEOPLE	VISITS	PAGE VIEWS
1,609,427 -52%	2,030,528 -49%	14,058,120 -57%

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

Results of Operations for the three month periods ended September 30, 2012 and September 30, 2011 and the Development Stage Period of June 23, 2010 to September 30, 2012:

We are a start-up, development stage company with a limited operating history. We intend to develop our Social Media business with the aim of achieving profitability.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. The following discussion and analysis covers material changes in the financial condition of Rarus Technologies Inc. from June 23, 2010 (inception) to September 30, 2012. On May 8, 2012 (during the twelve month period ended September 30, 2012), the Company changed its focus of operations from being a mineral exploration enterprise to being a Social Media enterprise. As such, the following comparative data is not fully representative of the Company's current operations model. Data concerning our former mineral exploration operations are reflected as discontinued operations. Our operating results for the three month periods ended September 30, 2012 and September 30, 2011 and the Development Stage Period of June 23, 2010 to September 30, 2012 (the ‘Development Stage’) are summarized as follows:

	September 30, 2012	September 30, 2011	Development Stage
Revenue	$–	$–	$–
Operating expenses	$(54,741)	$(27,336)	$(593,500)
Interest expense	$(3,387)	(1,893)	(15,528)
Discontinued operations	$–	$(33,233)	$(78,413)
Net Loss	$(58,128)	$(62,462)	$(687,441)

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

During the twelve month period ended June 30, 2012, we made a payment of $350,000 toward our first scheduled installment of $2,000,000 for the License. To conform with generally accepted accounting principles ('GAAP') pertaining to the classification of assets, an impairment charge of $(350,000) was entered against this asset based on the Company’s impairment analysis as of June 30, 2012. There were no payments made regarding the License Agreement during the three month period ended September 30, 2012 and there were no software impairments losses recorded for the three month period ended September 30, 2012. Software impairment charges for the Development Stage Period totaled $(350,000). In the next twelve months, we project further software impairment charges as we continue to make payments to the Licensor. At such time as we determine that the underlying software meets GAAP standards for qualifying as an asset, we will record it as such at that time.

Product Marketing Expenses

Product marketing expenses were $13,628 and $nil, respectively for the three month periods ended September 30, 2012 and September 30, 2011. Product marketing expenses for the Development Stage totaled $24,344. During the current period, product marketing expenses included fees paid to consultants for development of online initiatives to showcase the beta versions of our Social Media platform. In the next twelve months, we project product marketing expenses will increase substantially.

Professional & Consultant Fees

Professional fees were $15,621 and $25,000, respectively for the three month periods ended September 30, 2012 and September 30, 2011. Professional fees for the Development Stage totaled $112,740. During the current period, professional fees included fees paid for legal, audit and accounting fees. In the next twelve months, we project professional fees to remain at current levels.

Administrative Expenses

Administrative expenses were $23,827 and $2,141, respectively for the three month periods ended September 30, 2012 and September 30, 2011. During the Development Stage Period administrative expenses totaled $88,416. During the current period administrative expenses were primarily composed of Transfer Agent fees. Other components included: filing fees related to our SEC filings and office rent. We expect administrative expenses to increase moderately during the coming year.

Investor Relations

Investor relations expenses totaled $1,665 versus $195, respectively for the three month periods ended September 30, 2012 and September 30, 2011. During the Development Stage Period investor relations expenses totaled $18,000. Investor relations expenses are primarily comprised of costs for press releases. We anticipate investor relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep investors informed of Company developments.

Interest Expense

The Company has issued four promissory notes (the 'Notes') to an unrelated corporation. All four promissory notes accrue simple interest of 10% per annum and are due upon ten days written from the Lender. Interest of $3,014 and $1,893 accrued on the Notes during the respective three month periods ended September 30, 2012 and total accrued interest on the Notes as of September 30, 2012 totaled $13,675. Interest expense during the three month period ended September 30, 2012 also included $373 of imputed interest on a shareholder advance due to our CEO. In aggregate, interest expense totaled $3,387 versus $1,893 for the three month periods ended September 30, 2012 and September 30, 2011, respectively. Interest expense for the Development Stage period totaled $15,528.

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

The components of discontinued operations summarized on the Statement of Operations arising from the closure of our previous business on May 8, 2012 are as follows:

OTHER (EXPENSE):	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	June 23, 2010 (inception) through September 30, 2012

Exploration expenses	$—	$(33,233)	$(71,313)
Mineral properties impairments(1)	—	—	(52,875)
Gain from debt cancellation(2)	—	—	49,500
Impairment loss – website/domains(3)	—	—	(3,725)
Discontinued Operation	$—	$(33,233)	$(78,413)

Net Loss

We incurred a net loss of $(58,128) and $(62,462) for the respective three month periods ended September 30, 2012 and September 30, 2011. The net loss for the Development Stage Period totaled $(687,441).

Liquidity and Capital Resources

Our financial position as at September 30, 2012 and June 30, 2012 are as follows:

Net Working Capital (Deficiency)
	As at September 30, 2012	As at June 30, 2012

Current Assets	$38,534	$104,566
Current Liabilities	142,567	150,844
Net Working Capital (Deficiency)	(104,033)	(46,278)

Our net working capital increased to a deficit of $(104,033) at September 30, 2012 from a deficit of $(46,278) at September 30, 2011 primarily as a result of an excess of expenditures over incoming capital from new investors.

Cash Flows
	Three Months ended September 30, 2012	Three Months ended September 30, 2011

Net cash (used) by Operating Activities	$(61,391)	$(71,766)
Net cash (used) by Investing Activities	-	275
Net cash provided by Financing Activities	-	74,922
Increase (Decrease) in Cash during the period	(61,391)	3,431
Cash, Beginning of period	91,233	1,325
Cash, End of period	29,842	4,756

Since the date of our inception to September 30, 2012, we have raised $620,000 though offerings of our common shares; $108,922 from loans; and $18,500 from shareholder advances. As of September 30, 2012 we had cash on hand of $39,842 and prepaid expenses of $8,692.

Purchases of Significant Equipment

We currently do not have plans to purchase any significant equipment over the next twelve months.

Personnel

As of September 30, 2012, we had one employee (our CEO) and used contracted services to perform product development, marketing, legal services and our bookkeeping. We anticipate a substantial increase in our employee base over the next 12 month period as we hire staff to carry out our business plan. Additions of staff are expected to take place once we have raised further financial resources through stock offerings. Until such time as we have adequate resources to fulfill these plans, we will continue to utilize contracted service providers.

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

As of September 30, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2012, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter of the Company’s fiscal year ended September 30, 2012, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to monetize our Social Media platform and build our operations into in a commercially viable enterprise. At September 30, 2012, we had cash in the amount of $29,842 and a net working capital deficiency of $(104,033). We incurred a net loss of $(58,128) for the three month period ended September 30, 2012 and a net loss of $(687,441) since inception on June 23, 2010. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue developing our Social Media platform, we may be forced to delay, scale back, or eliminate our development activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances have lead our current and former independent registered public accounting firms, in their reports included in this Form 10-Q, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock and debt offerings. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

(6)

Updated version filed with the SEC on September 28, 2012 (this update replaced the prior version which was filed with the SEC August 19, 2010 as part of our Registration Statement on Form S-1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARUS TECHNOLOGIES INC.

/s/ Manfred Ruf

Manfred Ruf

President & CEO, CFO

Dated: October 31, 2012