Form 10-Q
period 2012-12-31
RARUS TECHNOLOGIES INC
filed 2013-01-30
CIK 1499034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2012

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

Yes      . No  X .

The issuer had 440,416,666 shares of common stock issued and outstanding as of January 29, 2013.

RARUS TECHNOLOGIES INC.

(An Development Stage Company)

Table of Contents

Page
PART I. Financial Information	3

Item 1. Financial Statements.	3

Consolidated Balances Sheets at December 31, 2012 (unaudited) and June 30, 2012 (audited)	3

Unaudited Consolidated Statements of Operations for the three and six month periods ended December 31, 2012 and December 31, 2011 and the Development Stage Period of June 23, 2010 to December 31, 2012	4

Unaudited Consolidated Statements of Cash Flows for the six month periods ended December 31, 2012 and December 31, 2011 and the Development Stage Period of June 23, 2010 to December 31, 2012	5

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the six month periods ended December 31, 2012 and December 31, 2011 and the Development Stage Period of June 23, 2010 to December 31, 2012	6

Unaudited Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. Other Information	41

Item 1. Legal Proceedings	41

Item 1a. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	50

Signatures	50

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012 (unaudited)	June 30, 2012
ASSETS

CURRENT ASSETS
Cash	$4,474	$91,233
Prepaid expenses	2,908	13,333
Total current assets	7,382	104,566

Total assets	$7,382	$104,566

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$—	$12,761
Advances and loans from stockholders (Note 7)	18,500	18,500
Loans (Note 6)	108,922	108,922
Accrued interest on loans (Note 6)	16,689	10,661
Total current liabilities	144,111	150,844

Total liabilities	$144,111	$150,844

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 100,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 750,000,000 shares authorized; 440,416,666 shares issued and outstanding at December 31, 2012 and June 30, 2012 respectively (Note 4)	440,416	440,416
Additional Paid-in Capital (Notes 4 and 7)	143,365	142,619
Retained Earnings (Deficit) accumulated during development stage	(720,510)	(629,313)
Total stockholders’ deficit	$(136,729)	$(46,278)

Total liabilities and stockholders’ deficit	$7,382	$104,566

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three months Ended December 31, 2012	Three months Ended December 31, 2011	Six months Ended December 31, 2012	Six months Ended December 31, 2011	June 23, 2010 (inception) through December 31, 2012

EXPENSES:
Software impairment charges	$—	$—	$—	$—	$350,000
Product marketing	2,140	—	15,768	—	26,484
Professional & consultant fees	16,788	12,670	32,409	37,670	129,528
Administrative expenses	8,204	3,069	32,031	5,210	96,620
Investor relations	2,550	—	4,215	195	20,550
Total expenses	$29,682	$15,739	$84,423	$43,075	$623,182
Net (Loss) from operations	$(29,682)	$(15,739)	$(84,423)	$(43,075)	$(623,182)

OTHER (EXPENSE):
Interest expense	(3,387)	(2,759)	(6,774)	(4,652)	(18,915)
Net (Loss) from continuing operations	$(33,069)	$(18,498)	$(91,197)	$(47,727)	$(642,097)

Net (Loss) From Discontinued Operation (Note 8)	$—	$(25,538)	$—	$(58,771)	$(78,413)

NET (LOSS)	$(33,069)	$(44,036)	$(91,197)	$(106,498)	$(720,510)

Net Loss per common share, basic and diluted (Note 2) – continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss per common share, basic and diluted (Note 2) – discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss per common share, basic and diluted (Note 2) – Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (Note 2 and 4)	440,416,666	434,750,000	440,416,666	433,114,130

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six months Ended December 31, 2012	Six months Ended December 31, 2011	June 23, 2010 (inception) through December 31, 2012
Cash flows from operating activities:
Net income/(loss) for the period	$(91,197)	$(106,498)	$(720,510)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Software impairments	—	—	350,000
Common stock issued for organization expense	—	—	6,800
Mineral property impairments related to discontinued operation (Note 8)	—	15,000	52,875
Impairment loss - website/domains related to discontinued operation (Note 8)	—	275	3,725
Net gain on debt cancellation related to discontinued operation (Note 8)	—	—	(49,500)
Amortization related to discontinued operation (Note 8)	—	—	2,000
Imputed interest on shareholder advances	746	—	2,226
Net change in operating assets and liabilities
Prepaid expenses	10,425	(20,418)	(2,908)
Accounts payable and accrued expenses	(6,733)	(9,548)	28,564
Net cash provided (used in) by operating activities	(86,759)	(121,189)	(326,728)

Cash flows from investing activities:
Purchase of software license	—	—	(350,000)
Sale of Websites/domains related to discontinued Operation (Note 8)	—	—	275
Purchase of Mineral Properties related to discontinued Operation (Note 8)	—	(15,000)	(52,875)
Net cash (used) by investing activities	—	(15,000)	(402,600)

Cash flows from financing activities:
Common stock issued for cash	—	80,000	620,000
Deferred offering costs paid in cash	—	—	(13,620)
Proceeds from loans	—	—	108,922
Proceeds from advances from stockholders	—	—	25,850
Re-payments for advances from stockholders	—	74,922	(7,350)
Net cash provided by financing activities	—	154,922	733,802

Net increase (decrease) in cash	(86,759)	18,733	4,471

Cash, beginning of period	91,233	1,325	—

Cash, end of period	$4,474	$20,058	$4,474

The accompanying notes to financial statements are an integral part of these financial statements

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

(unaudited)

	Six months Ended December 31, 2012	Six months Ended December 31, 2011	June 23, 2010 (inception) through December 31, 2012

Forgiveness of account payable owed to former director	$—	$—	$7,000
Common stock issued for mineral properties purchases	$—	$4,875	$4,875

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

Basic and Diluted Net Loss per Share

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current results because as of December 31, 2012, the Company has not adopted a stock option plan and there are no warrants, or other common stock equivalents outstanding.

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

	As of December 31, 2012	As of June 30, 2012

Level 1	$144,111	$150,844
Level 2	$nil	$nil
Level 3	$nil	$nil

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

During the respective three and six month periods ended December 31, 2012 and December 31, 2011, the Company was not involved in any transactions which required translation of foreign currencies.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand, cash on deposit with its attorney, and demand deposits in banks with an initial maturity of 90 days or less. As of December 31, 2012, the Company held $4,474 in cash and zero in cash equivalents.

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

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2012, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') 2012-03, "Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22." This Update clarifies certain technical issues included in a previous Securities and Exchange Commission ('SEC') Staff Accounting Bulletin and related FASB Update. The Company has adopted ASU 2012-03 and the adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" to address the recurring cost and complexity of performing a quantitative impairment test for indefinite-lived intangible assets other than goodwill, especially when the facts and circumstances indicated a low likelihood of impairment. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company has adopted ASU 2012-03 and the adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The Company has adopted ASU 2011-12 and the adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other

The Company consists of one reportable business segment.

Advertising is expensed as incurred.

We did not have any off-balance sheet arrangements as of December 31, 2012 or June 30, 2012.

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company recorded net losses of $33,069 and $91,197, respectively, for the three and six month period ended December 31, 2012 and has accumulated net losses totaling $720,510 since inception. The Company also has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of December 31, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On July 12, 2011, the Company issued 9,750,000 restricted shares of our common stock to the vendors of the Pilot Peak Property. These shares issued based on a fair value estimate price of $0.0005 per share for total deemed consideration of $4,875. This valuation was based on the closet comparable transaction which was a private control shares transaction on May 11, 2011 which was valued at $0.0005 per share. At the prior year-end date of December 31, 2011, these shares had not yet been issued and $4,875 relating to this expense was included in accrued liabilities on our December 31, 2011 Balance Sheet.

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

At December 31, 2012, there were 440,416,666 shares of our common stock issued and outstanding and no preferred stock issued and outstanding.

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

On June 5, 2012, the Company paid $350,000 to the Licensor as an installment toward its first payment commitment of $2,000,000 due May 8, 2013. At June 30, 2012, the Company did an assessment of whether this payment would meet the characteristics required to record it as an asset at year-end and determined that an impairment charge of $350,000 should be reflected as of June 30, 2012 because the Company could not substantiate that there would be a future economic benefit arising from this payment. There were no payments made regarding the License Agreement during the three and six month periods ended December 31, 2012.

Note 6 – Loans

On August 23, 2011, the Company issued a Promissory Note ('Note One') to an unrelated corporation (which also loaned the funds for Note Two, Note Three and Note Four described below; hereinafter defined as the 'Lender') in the amount of $34,000 to evidence a loan the Company received on May 3, 2011. Note One accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $958 and $1,916 respectively accrued during the three and six month periods ended December 31, 2012 and this loan has accrued total interest of $5,930 since advance on May 3, 2011. Including accrued interest, the total balance owing on Note One was $39,930 at December 31, 2012.

On August 23, 2011, the Company issued a second Promissory Note ('Note Two') to the Lender in the amount of $39,965 to evidence a loan the Company received on August 2, 2011. Note Two accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $1,100 and $2,200 respectively accrued during the three and six month periods ended December 31, 2012 and this loan has accrued total interest of $5,857 since advance on August 2, 2011. Including accrued interest, the total balance owing on Note Two was $45,822 at December 31, 2012.

On August 23, 2011, the Company issued a third Promissory Note (the “Note Three”) to the Lender in the amount of $24,965 to evidence a loan the Company received on August 23, 2011. Note Three accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $683 and $1,366 respectively accrued during the three and six month periods ended December 31, 2012 and this loan has accrued total interest of $3,507 since advance on August 23, 2011. Including accrued interest, the total balance owing on Note Three was $28,472 at December 31, 2012.

On August 29, 2011, the Company issued a fourth Promissory Note (the “Note Four”) to the Lender in the amount of $9,992 to evidence a loan the Company received on August 26, 2011. Note Four accrues simple interest of 10% per annum and is due upon ten days written from the Lender. Interest on this loan of $273 and $546 respectively accrued during the three and six month periods ended December 31, 2012 and this loan has accrued total interest of $1,395 since advance on August 26, 2011. The total balance owing on Note Four was $11,387 at December 31, 2012.

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 7 – Advances and loans from stockholders

On May 11, 2011, the Company received a stockholder advance from its CEO which arose when he contributed $18,500 in expenses he had personally incurred for mineral property staking. This advance is unsecured and carries no interest rate or repayment terms. To conform with GAAP, imputed interest (at 8% per annum) was calculated on the outstanding balance and imputed interest of $373 and $746 respectively for the three and six month periods ended December 31, 2012 was recorded in these financial statements.

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

The components of discontinued operations summarized on the Statement of Operations arising from the closure of our previous business on May 8, 2012 are as follows:

OTHER (EXPENSE):	Three months Ended December 31, 2012	Three months Ended December 31, 2011	Six months Ended December 31, 2012	Six months Ended December 31, 2011	June 23,2010 (inception) through December 31, 2012

Exploration expenses	$—	$10,538	$—	$43,771	$71,313
Mineral properties impairments(1)	—	15,000	—	15,000	52,875
Gain from debt cancellation(2)	—	—	—	—	(49,500)
Impairment loss – website/domains(3)	—	—	—	—	3,725
Net Loss related to Discontinued Operation	$—	$(25,538)	$—	$(58,771)	$(78,413)

NOTES:

(1) As required by generally accepted accounting principles ('GAAP'), impairments were charged against the Company's previous investments in mineral properties during the relevant financial periods. During the twelve month period ended December 31, 2012 the Company affirmed past and current impairment charges totaling $37,875 relating to the Pilot Peak Property and charged an impairment of $15,000 against the Eagleville Property, bringing total mineral property impairments recorded in the discontinued operation to $52,875.

(2) The Gain from Debt Cancellation arose on May 11, 2011 when two former officers of the company assumed liability for $49,500 of accrued expenses of the Company, which included $42,500 owed to legal counsel, which had been recorded as a deferred offering expense; and $7,000 owed to a former director, which had been recorded as an accrued expense owing. On December 31, 2011, these two officers, who had on May 11, 2011 resigned from the Company, forgave the full amount of these loans owed to them by the Company and this event eliminated $49,500 of liabilities owed by the Company and produced a non-cash gain of $49,500.

(3) The Impairment loss – website/domains arose on July 22, 2011 when the Company sold its former website and all rights it held to certain domain names. Due to this transaction, an impairment loss on the website/domain names assets was entered for the year ended December 31, 2011. The net impairment loss was based on the recorded asset value of the websites/domain names of $6,000, less accumulated amortization of $(2,000), less forgiveness of an account payable for hosting fees of $275, resulting in a net impairment loss of: $(3,725).

RARUS TECHNOLOGIES INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial statements

Note 9 – Subsequent Events

Subsequent to the period ended December 31, 2012, on January 16, 2013, the Company received deposit of $19,900 related to a private placement sale of 4,975,000 shares of its common stock to an unrelated party at $0.004 per share. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

The Company has evaluated all other subsequent events through to January 29, 2013, which is the date these consolidated financial statements were issued and found there are no other events to report.

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

During the fiscal year ended December 31, 2012, we determined we should enter the Social Media enterprise business because we are seeking a better method to create value for our shareholders. After conducting independent research on how to execute this transition we began negotiations for acquisition of software on which to build a Social Media enterprise and this culminated in the signing of an agreement with ThinkCorp AG to purchase a Social Media mobile phone Application named "Zngle". Parallel to execution of this agreement, on May 8, 2012, the Company incorporated in Nevada a wholly owned subsidiary named Zngle, Inc. to act as the operations center for the new business and effective that date all activities in its former mining initiative were terminated and the Company effectively became a Social Media Enterprise business. Under the License Agreement, the primary development work of the Zngle Social Media Application continues to be performed by ThinkCorp AG and to date the Company has launched beta versions of its mobile phone App and has not yet generated any revenues.

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

•

80% of online consumers redeemed some kind of coupon in the past three and six months

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

Results of Operations for the three and six month periods ended December 31, 2012 and December 31, 2011 and the Development Stage Period of June 23, 2010 to December 31, 2012:

We are a start-up, development stage company with a limited operating history. We intend to develop our Social Media business with the aim of achieving profitability.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. The following discussion and analysis covers material changes in the financial condition of Rarus Technologies Inc. from June 23, 2010 (inception) to December 31, 2012. On May 8, 2012 (during the twelve month period ended December 31, 2012), the Company changed its focus of operations from being a mineral exploration enterprise to being a Social Media enterprise. As such, the following comparative data is not fully representative of the Company's current operations model. Data concerning our former mineral exploration operations are reflected as discontinued operations. Our operating results for the three and six month periods ended December 31, 2012 and December 31, 2011 and the Development Stage Period of June 23, 2010 to December 31, 2012 (the ‘Development Stage’) are summarized as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011	Six months ended December 31, 2012	Six months ended December 31, 2011	June 23, 2010 to December 31, 2012 Development Stage
Revenue	$–	$–	$–	$–	$–
Operating expenses	$(29,682)	$(15,739)	$(84,423)	$(43,075)	$(623,182)
Interest expense	$(3,387)	(2,759)	$(6,774)	(4,652)	(18,915)
Discontinued operations	$–	$(25,538)	$–	$(58,771)	$(78,413)
Net Loss	$(33,069)	$(44,036)	$(91,197)	$(106,498)	$(720,510)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Software Impairment Charges

On May 8, 2012 (the "Effective Date") the Company entered into a software property, technical information and trademark license agreement (the "License Agreement") with ThinkCorp AG, (the "Licensor"). Under the License Agreement, the Company acquired software properties and software property applications to a Internet Social Media technology business concept called “Zngle”. During the twelve month period ended June 30, 2012, we made a payment of $350,000 toward our first scheduled installment of $2,000,000 for the License. To conform with generally accepted accounting principles ('GAAP') pertaining to the classification of assets, an impairment charge of $(350,000) was entered against this asset based on the Company’s impairment analysis as of June 30, 2012. There were no payments made regarding the License Agreement during the three and six month periods ended December 31, 2012 and there were no software impairments losses recorded for the three and six month periods ended December 31, 2011. Software impairment charges for the Development Stage Period totaled $350,000. In the next twelve months, we project further software impairment charges as we continue to make payments to the Licensor. At such time as we determine that the underlying software meets GAAP standards for qualifying as an asset, we will record it as such at that time.

Product Marketing Expenses

Product marketing expenses were $2,140 and $15,768 respectively for the three and six month periods ended December 31, 2012 versus $nil and $nil respectively for the three and six month periods ended December 31, 2011. Product marketing expenses for the Development Stage totaled $26,484. During the current period, product marketing expenses included fees paid to consultants for development of online initiatives to showcase the beta versions of our Social Media platform. In the next twelve months, we project product marketing expenses will increase substantially.

Professional & Consultant Fees

Professional and consultant fees were $16,788 and $32,409 respectively for the three and six month periods ended December 31, 2012 versus $12,670 and $37,670 respectively for the three and six month periods ended December 31, 2011. Professional fees for the Development Stage totaled $129,528. During the current period, professional fees included fees paid for legal, audit and accounting fees. In the next twelve months, we project professional fees to remain at current levels.

Administrative Expenses

Administrative expenses were $8,204 and $32,031 respectively for the three and six month periods ended December 31, 2012 versus $3,069 and $5,210 respectively for the three and six month periods ended December 31, 2011. During the Development Stage Period administrative expenses totaled $96,620. During the current period administrative expenses were primarily composed of Transfer Agent fees for clearing of stockholder trading of our common shares. Other components included: filing fees related to our SEC filings and office rent. We expect administrative expenses to increase moderately during the coming year.

Investor Relations

Investor relations expenses totaled $2,550 and $4,215 respectively for the three and six month periods ended December 31, 2012 versus $nil and $195 respectively for the three and six month periods ended December 31, 2011. During the Development Stage Period investor relations expenses totaled $20,550. Investor relations expenses are primarily comprised of costs for press releases. We anticipate investor relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep investors informed of Company developments.

Interest Expense

The Company has issued four promissory notes (the 'Notes') to an unrelated corporation. All four promissory notes accrue simple interest of 10% per annum and are due upon ten days written from the Lender. Total loan interest of $3,014 and $6,028 respectively accrued on the Notes during the three and six month periods ended December 31, 2012 versus $2,759 and $4,652 respectively during the three and six month periods ended December 31, 2011. Total accrued interest on the Notes as of December 31, 2012 totaled $16,689. Interest expense during the three and six month period ended December 31, 2012 also included $373 and $746 respectively of imputed interest on a shareholder advance due to our CEO, this compared with imputed interest of $nil and $nil for the three and six month periods ended December 31, 2011. In aggregate, interest expense totaled $3,387 and $6,774 respectively for the three and six month periods ended December 31, 2012 versus $2,759 and $4,652 respectively for the three and six month periods ended December 31, 2011. Interest expense for the Development Stage period totaled $18,915.

Discontinued Operations

On May 8, 2012, the Company incorporated a wholly owned subsidiary named Zngle, Inc. to act as the operations center for its Social Media enterprise and all activities in its former mining business were terminated and are treated as a Discontinued Operation in the accompanying financial statements. Discontinued operations net losses include $nil and $nil respectively for the three and six month periods ended December 31, 2012 versus net losses of $25,538 and $58,771 respectively for the three and six month periods ended December 31, 2011. The total net loss from discontinued operations for the Development Stage is $78,413.

Net Losses

We incurred net losses of $33,069 and $91,197 respectively for the three and six month periods ended December 31, 2012 versus net losses of $44,036 and $106,498 for the three and six month periods ended December 31, 2011. The net loss for the Development Stage Period totaled $720,510.

Liquidity and Capital Resources

Our financial position as at December 31, 2012 and June 30, 2012 are as follows:

Net Working Capital (Deficiency)
	As at December 31, 2012	As at June 30, 2012

Current Assets	$7,382	$104,566
Current Liabilities	144,111	150,844
Net Working Capital (Deficiency)	(136,729)	(46,278)

Our net working capital increased to a deficit of $136,729 at December 31, 2012 from a deficit of $46,278 at December 31, 2011 primarily as a result of an excess of expenditures over incoming capital from new investors.

Cash Flows
	Six months ended December 31, 2012	Six months ended December 31, 2011

Net cash (used) by Operating Activities	$(86,759)	$(121,189)
Net cash (used) by Investing Activities	-	(15,000)
Net cash provided by Financing Activities	-	154,922
Increase (Decrease) in Cash during the period	(86,759)	18,733
Cash, Beginning of period	91,233	1,325
Cash, End of period	4,474	20,058

Since the date of our inception to December 31, 2012, we have raised $620,000 though offerings of our common shares; $108,922 from loans; and $18,500 from shareholder advances. As of December 31, 2012 we had cash on hand of $4,474 and a prepaid expense balance of $2,908.

Subsequent to the period ended December 31, 2012, on January 16, 2013, the Company received deposit of $19,900 related to a private placement sale of 4,975,000 shares of its common stock to an unrelated party at $0.004 per share. These shares will be issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Reg. S”) and the Company did not engage in any general solicitation or advertising regarding this offering.

Purchases of Significant Equipment

We currently do not have plans to purchase any significant equipment over the next twelve months.

Personnel

As of December 31, 2012, we had one employee (our CEO) and used contracted services to perform product development, marketing, legal services and our bookkeeping. We anticipate a substantial increase in our employee base over the next 12 month period as we hire staff to carry out our business plan. Additions of staff are expected to take place once we have raised further financial resources through stock offerings. Until such time as we have adequate resources to fulfill these plans, we will continue to utilize contracted service providers.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter of the Company’s fiscal year ended December 31, 2012, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to monetize our Social Media platform and build our operations into in a commercially viable enterprise. At December 31, 2012, we had cash in the amount of $4,474 and a net working capital deficiency of $136,729. We incurred a net loss of $91,197 for the six month period ended December 31, 2012 and a net loss of $720,510 since inception on June 23, 2010. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue developing our Social Media platform, we may be forced to delay, scale back, or eliminate our development activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Dated: January 29, 2013